Form 10QSB
period 2006-06-30
JACKSON VENTURES, INC.
filed 2006-08-21
CIK 1355559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐        Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52069

JACKSON VENTURES, INC.

(Name of small business issuer in its charter)

NEVADA	98-0466350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 310, 2174 York Avenue, Vancouver, British Columbia, Canada	V6K 1C3
(Address of principal executive offices)	(Zip Code)

(604) 734-7026
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  5,660,000 shares of common stock as of August 21, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

JACKSON VENTURES, INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended June 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our prospectus filed with the SEC on July 20, 2006. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited consolidated interim financial statements of Jackson Ventures, Inc. are included in this Quarterly Report on Form 10-QSB:
Description	Page
Interim Consolidated Balance Sheets as at June 30, 2006 and December 31, 2005	4
Interim Consolidated Statements of Operations for the Three and Six Months ended June 30, 2006 and for the Period from August 23, 2005 (Date of Inception) to June 30, 2006	5
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and for the Period from August 23, 2005 (Date of Inception) to June 30, 2006	6
Notes to Interim Consolidated Financial Statements	7

__________

Jackson Ventures, Inc.
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
	June 30, 2006 $	December 31, 2005 $
	(unaudited)

ASSETS

Current Assets

Cash	48,294	75,959

Total Assets	48,294	75,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	9,735	6,938

Total Liabilities	9,735	6,938

Nature and Continuance of Operations (Note 1)

Stockholders' Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value 5,660,000 shares issued and outstanding (December 31, 2005 - 5,660,000)	5,660	5,660

Additional Paid in Capital	81,340	81,340

Donated Capital (Note 3)	12,500	5,000

Deficit Accumulated During the Exploration Stage	(60,941)	(22,979)

Total Stockholders' Equity	38,559	69,021

Total Liabilities and Stockholders' Equity	48,294	75,959

(The Accompanying Notes are an Integral Part of These Interim Financial Statements)

Jackson Ventures, Inc.
(An Exploration Stage Company)
Interim Statements of Operations
(Expressed in US dollars)
(Unaudited)
	Accumulated From August 23, 2005 (Date of Inception) to June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006	2006
	$	$	$

Revenue	-	-	-

Expenses

Foreign exchange	(690)	(815)	(763)
General and administrative (Note 3)	12,726	3,877	7,675
Mineral property costs (Note 4)	11,286	18	156
Professional fees	37,619	30,734	30,894

Total Expenses	60,941	33,814	37,962

Net Loss	(60,941)	(33,814)	(37,962)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted		5,660,000	5,660,000

(The Accompanying Notes are an Integral Part of These Interim Financial Statements)

Jackson Ventures, Inc.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)
	Accumulated From August 23, 2005 (Date of Inception) to June 30,	Six Months Ended June 30,
	2006	2006
	$	$

Operating Activities

Net loss	(60,941)	(37,962)

Adjustments to reconcile net loss to cash
Donated services and expenses	12,500	7,500

Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	9,735	2,797

Net Cash Used in Operating Activities	(38,706)	(27,665)

Financing Activities

Proceeds from issuance of common stock	87,000	-

Net Cash Provided by Financing Activities	87,000	-

Increase (Decrease) in Cash	48,294	(27,665)

Cash - Beginning of Period	-	75,959

Cash - End of Period	48,294	48,294

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of These Interim Financial Statements)

1.       Nature of Operations and Basis of Presentation

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has not paid dividends, and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2006, the Company has accumulated losses of $60,941 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its resource activities. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective June 19, 2006, to register 1,660,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006

2.       Summary of Significant Accounting Policies

a)     Organization

The Company was incorporated in the State of Nevada on August 23, 2005. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

2.       Summary of Significant Accounting Policies (continued)

b)     Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)     Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted EPS is equal to basic EPS as the Company does not have any dilutive instruments.

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)     Mineral Property Costs

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of initial exploration stage properties on which no significant previous exploration work has been conducted. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, the Company has expensed all mineral property acquisition costs to date.

To date, the Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

2.       Summary of Significant Accounting Policies (continued)

The Company has been in the exploration stage since its formation on August 23, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)     Financial Instruments

The fair value of financial instruments, which include cash and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

h)     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)     Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)     Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

k)     Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

3.       Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management.

a)     During the six months period ended June 30, 2006, the Company recognized a total of $6,000 for donated services at $500 per month provided by the President, and $500 per month provided by the Chief Financial Officer. During the period from August 23, 2005 (inception) to June 30, 2006, the Company recognized a total of $10,000 for donated services at $500 per month provided by the President, and $500 per month provided by the Chief Financial Officer.

b)     During the six months period ended June 30, 2006, the Company recognized a total $1,500 for donated rent at $250 per month provided by the President of the Company. During the period from August 23, 2005 (inception) to June 30, 2006, the Company recognized a total $2,500 for donated rent at $250 per month provided by the President of the Company.

4.       Mineral Properties

The Company entered into an Agreement dated December 28, 2005, to acquire a 100% interest in 13 mining claims located in the La Plata Mining Division of Colorado in consideration for $9,500 subject to a 1.5% net smelter royalty. The purchase price of $9,500 was charged to operations as mineral property costs as there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. During the period ended December 31, 2005, the Company incurred $1,630 of exploration expenditures which have been charged to operations. During the six month period ended June 30, 2006, the Company incurred $156 of exploration expenditures which have been charged to operations.

__________

Item 2.          Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Jackson Ventures, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2006 included in this quarterly report.

Overview

Our Business

We were incorporated on August 23, 2005 under the laws of the State of Nevada.  We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We own 13 mineral claims located in the La Plata Mountains and La Plata Mining District of southwest Colorado covering an area of approximately 260 acres that we believe are prospective for gold and copper mineral deposits.  These mineral claims do not contain any substantiated mineral deposits or reserves of minerals.  Minimal exploration has been carried out on these claims.  Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims.  Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of gold and copper.  We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired our mineral claims in December of 2005.  We have obtained a geological report on our Colorado claims that has recommended an exploration program on our property.  We have determined to proceed with the first phase of this recommended exploration program.  The estimated cost of this exploration program is $19,000.  At June 30, 2006, we had cash of $48,294 and working capital of $38,559.  Accordingly, we have sufficient funds to enable us to complete this initial phase of our exploration program.  We will, however, require additional financing in order to complete full exploration of our mineral claims to determine whether any mineral deposit exists on our minerals claims.  Even if we determine that a mineral deposit exists on our mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our mineral claims could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

James A. Gheyle, our President, Chief Executive Officer and a member of our Board of Directors, and Alan Whittingham, a non-executive member of our Board of Directors, took a leading role in forming our company on August 23, 2005 for the purpose of engaging in mineral exploration.  Messrs Gheyle and Whittingham had previously been involved in Fortune Partners, when it was still an early stage mineral exploration company.  Fortune Partners effected a change of business by completing the acquisition of Power Air Tech, Inc. ("PAT"), a development stage company engaged in exploiting zinc-air fuel cell technology, on September 30, 2005.  It recently changed its name to Power Air Corporation and its common stock trades on the OTC Bulletin Board.  Mr. Whittingham, who had served as a non-executive director of Fortune Partners since December 1, 2004, resigned from the board of directors of that company upon its acquisition of PAT on September 30, 2005.  He, together with Mr. Gheyle, who was then a shareholder of Fortune Partners, decided to form our company to engage in mineral exploration in part due to the experience they had gained in Fortune Partners while it was still a mineral exploration company.

Our company, like Fortune Partners before its acquisition of PAT, is currently an early stage company principally involved in mineral exploration and development, and certain of our shareholders are persons who were original seed capital shareholders of Fortune Partners, or who are related to certain original seed capital shareholders of Fortune Partners.  This may lead to speculation that our company will seek to effect a change of business by way of an acquisition of a target company in a manner similar to Fortune Partners' acquisition of PAT.  However, our company's management presently has no such intention and is focused on executing its mineral exploration business plan as reflected in its plan of operations.  Management knows of no pending or contemplated material fact or matter, acquisition or otherwise, which could cause our company to deviate from the plan of operations as set forth in this quarterly report.

Exploration Stage Company

We are an exploration stage company.  We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Acquisition of our Colorado Mineral Claims

On December 28, 2005, we entered into a Mineral Claims Purchase Agreement with Gold-Ore Resources Ltd. ("Gold-Ore") whereby we purchased a 100% interest in 12 unpatented lode claims and one patented lode claim located in the La Plata Mining District in the La Plata County of Colorado.  In January of 2006 legal title to the 13 claims was transferred from Gold Ore to us.  We obtained a geographical report on these mineral claims prepared by J.E. Christoffersen, B.Sc., MBA, P. Eng, in November of 2005.

Our Ownership Interest in the Colorado Mineral Claims

We own title to each of 13 mineral claims.  Our ownership of certain of our patented mineral claims is subject to a 1.5% net smelter royalty in favour of Phelps Dodge Mining Company, who were previously owners of those claims.  Each unpatented claim covers an area measuring 20.66 acres.  The patented claim covers an area measuring 10.33 acres. The total area of the thirteen mineral claims is approximately 260 acres.

Our mineral claims consist of 13 mineral claims located in the La Plata Mining District of southwest Colorado.  The mineral claims have the following legal description:

Claim Name

Serial Number

AT 16 (unpatented)

CMC 251482

AT 17 (unpatented)

CMC 251483

Claim Name

Serial Number

AT 18 (unpatented)

CMC 251484

AT 19 (unpatented)

CMC 251485

AT 20 (unpatented)

CMC 251486

AT 21 (unpatented)

CMC 251487

AT 25 (unpatented)

CMC 251491

AT 26 (unpatented)

CMC 251492

AT 27 (unpatented)

CMC 251493

AT 28 (unpatented)

CMC 251494

AT 29 (unpatented)

CMC 251495

AT 20 (unpatented)

CMC 251496

Copper Ridge

R003406 (Parcel # 560105300037)

Each of our mineral claims is in good standing with the State of Colorado until September 1, 2006.

In order to maintain our mineral claims in good standing after September 1, 2006, we must make payment to the State of Colorado of an annual rental fee of $125 per mineral claim, or $1,625 in total for our 13 mineral claims.  This payment is for claims owned as of the 1st of every September.   Accordingly, we will be required to make a payment of $1,625 to the State of Colorado by September 1, 2006, to maintain our claims in good standing until September 1, 2007.  If we do not make this payment, we will lose our mineral claims.

In addition, we must complete annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Colorado. Currently, exploration work with a minimum value of $100 per mineral claim is required before the 1st of every September.  Our commitment for exploration expenditures with the State of Colorado for this year is $1,300.  If we do not complete this minimum amount of exploration work by September 1, 2006, we will be required to pay a fee in lieu of exploration work in the amount of $100 per mineral claim, or $1,300 in total, to the State of Colorado.  If we fail to make and file the work expenditures or, alternatively, make the appropriate payments to the State of Colorado in lieu of exploration expenditures, we will lose all interest in our mineral claims.

Location and Access to our Colorado Mineral Claims

Our mineral claims are located approximately 17 miles northwest of the town of Durango, Colorado.  Access to the claims from the major town of Durango is west via Highway 160 to a turnoff heading north along the west bank of the La Plata River through the hamlet of Mayday and the old abandoned mine site of La Plata.  Our property can be accessed by snow machine in the winter and by all terrain vehicles in the summer.  To date we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Physiography

Our claims are located at elevations ranging from 9,400 to 12,000 feet above sea level.  The area surrounding our claims is drained by a number of small, fast-running streams, of which Bedrock Creek bisects the claim group and flows southeast into the La Plata River. The property is heavily wooded at lower elevations, becoming gradually more open toward the tree line at about 11,150 feet. Vegetation is dominated by a thick growth of mature conifers, mainly fir, pine and spruce, aspen clusters and stands of large cottonwood trees at lower elevations along stream courses. The undergrowth is thick and consists of a variety of grasses and leafy deciduous shrubs from three to six feet in height.

Glossary

The following discussion of the geology and exploration of our mineral claims include the following technical and scientific terms which are defined below:

Term

Definition

Electromagnetic surveys:

Measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration.

Magnetic surveys:

Searching for changes in the magnetic field over property areas.  Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as pyrrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

Induced Polarization ("IP") survey:

An electrical survey method that measures the resistivity and chargeability of rock which may be a result of sulphide content of the rock.

Airborne geophysical surveys:

The search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

Drilling:

Extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Geophysics:

The study of physical properties of rock and minerals.

Geochemistry:

The study of chemical properties of rocks.

Ore:

A mixture of minerals from which at least one metal can be extracted at a profit.

Prior Exploration of Our Mineral Claims

Little surface mapping or sampling has been completed on our mineral claims.  None of the prior exploration on our mineral claims has been completed by us, other than the preparation of a geological report.

We obtained a geological report on our mineral claims prepared by J.E. Christoffersen, B.Sc., MBA, P. Eng., in November of 2005. This report was based on information on our mineral claims included in the public domain, geologic maps, from recently released geological survey data and from Mr. Christoffersen's geological experience in the area.  Mr. Christoffersen outlined a phased exploration program on our mineral claims.  We have determined to proceed with this phased exploration program as outlined below under "Our Planned Exploration Program".

The property on which our minerals claims are located has been explored periodically since 1887, when the first patented claims were located in the vicinity. Small-scale, glory-hole mining took place between 1911 and 1917 at Copper Hill, where 2,336 tons of ore were removed to give 224,000 lb of copper, 4,500 oz of silver and 12 oz of gold. Shortly thereafter the Allard exploration adit was driven for 800 feet in a northwesterly direction entirely within a low-grade copper zone. During WW II, the United States Bureau of Mines (USBM) sampled much of the surface and the adit at Allard and determined the presence of platinum-group metals in addition to copper, silver and gold.

Since the late 1950s several companies have explored the property including Bear Creek Mining (Kennecott), Humble Oil (Exxon), Cerro Corporation, Henrietta Mines and Phelps Dodge Mining Co. During this last extended period, 52 core holes have been drilled amounting to 42,758 feet, mainly on or around the Allard Zone. Gold-Ore Resources possesses some, but far from all, of the relevant geological and analytical data. Furthermore, Gold-Ore has not been able to obtain detailed reports prepared by the aforementioned companies covering their respective programs, activities and results of exploration on the Allard property.

Since acquiring the property in 2002, Gold-Ore carried out limited soil geochemical surveys involving the collection of 420 samples at Copper Hill/Boren Ridge in 2003 and 142 samples at Madden Creek in 2004. The surveys indicated moderate-level copper and silver soil anomalies over restricted areas. Gold-Ore reduced the size of the property on September 1, 2005 from 61 to 12 unpatented claims, such that both of these areas now lie outside of the present claim boundaries.

Present Condition and Current State of Exploration

Our mineral claim presently does not have any mineral reserves.  The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines.  There is no plant or equipment located on the property that is the subject of the mineral claim.

Geology of Our Mineral Claims

The property on which our mineral claims are located hosts porphyry copper deposits of the alkaline type, containing minor associated silver, gold and the platinum-group metals (PGMs) platinum, palladium and iridium. Two main mineralized zones are recognized - the Allard and Copper Age. The principal host rock is a variably textured and altered syenite or mafic syenite of the Allard stock, which is Upper Cretaceous (about 65 million years ago) in age, intruded into older Paleozoic and Mesozoic sedimentary rocks. The syenite carries significant amounts of disseminated, layered and stockwork chalcopyrite and bornite, both copper-iron sulphide minerals, and pyrite, an iron sulphide mineral, over a surface area of at least 2,500 by 500-800 feet.  Prior drilling on the property confirms that the mineralized zone extends to depths as much as 2,750 feet below surface.

Our Planned Exploration Program

Mr. Christoffersen's geological report recommends a phase one exploration work program on the property that will include channel sampling of adit with assays for copper, silver, gold, platinum and palladium to define targets for further work.

A budget of $19,000 is estimated for phase one and it is expected to take approximately four weeks to complete. We expect to commence this exploration program in August of 2006 depending on the availability of personal and equipment. To date, we have spent no exploration expenditures on the property, other than amounts spent in completing geological reports on our mineral claims.

The components of the budget for this initial geological work program are as follows:

Phase

Budgeted Expense

Assays - 75 samples:

$ 4,500

Sampling staff - 1 senior geologist and 1 field assistant (20 man days):

10,000

Rentals, travel, accommodation, meals, shipping, supplies:

3,000

Contingency:

1,500

Phase One Total:

$19,000

Our Board of Directors will make a determination whether to proceed with a further exploration program on our mineral claims upon completion of the above exploration program by our consulting geologist and the review of the results of such phase. In completing this determination we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve any financing that may be necessary for us to proceed with a further phase exploration program. This assessment will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

It is presently expected that phase two of an exploration program will consist of a ground magnetometer survey and induced polarization survey.  Phase two is expected to be able to identify the geological environment underlying the mineral claims.  Again, our Board of Directors will make a determination whether to proceed with a next phase of exploration program upon completion of any such phase two. In completing this determination we will make an assessment as to whether the results are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed.

We have not chosen anyone specific to conduct exploration work on the property. We intend to choose a geologist recognized in the State of Colorado who has had experience working in the regional area of the property.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Colorado.

Annual rental fees of $125 per mineral claim, or $1,625 in total, must be paid to the State of Colorado by September 1, 2006. In addition, we will have to incur annual labor on the mineral claims of $100 per quarter section, or $1,300 in total, by September 1, 2006, in order to keep the claims in good standing or make payment in lieu.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company.  We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this quarterly report, we have no significant employees other than our officers and directors.  We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $48,294 and working capital of $38,559 at June 30, 2006.  We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay our general and administrative expenses for the next 12 months.  However, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves.  We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not complete phase two during this period.  If we determine to proceed with phase two during the next twelve months, then we will require additional financing.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral claims:

  Obtain a trading symbol to trade our shares over the OTC Bulletin Board.  Our first milestone was to register our shares for resale by certain existing shareholders and then obtain a trading symbol to trade our shares over the OTC Bulletin Board.  We began this process on January 1, 2006, upon closing of our subscriptions, and our registration statement on Form SB-2, as amended, was declared effective on July 19, 2006.  We have applied to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board.  This is expected to be completed by the end of September of 2006.  We estimate these costs to be less than $15,000.

  We plan to conduct phase one of our recommended exploration program on our mineral claims.  Phase one will consist of channel sampling of adit with assays for copper, silver, gold, platinum and palladium to define targets for further work, and is estimated to cost approximately $19,000. We expect to commence this first phase of our exploration program in August of 2006 depending on the availability of personnel and equipment. Phase one is expected to take approximately four weeks to complete.

  If warranted by the results of phase one, we intend to proceed with a further phase of a recommended exploration program.  At present we are not aware what such further phase will cost. We anticipate that we will have to raise additional funding in order to conduct any such phase two work program.

  We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

As at June 30, 2006, we had cash reserves of $48,294 and working capital of $38,559.  We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay our general and administrative expenses for the next 12 months.  However, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program.  In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail.  Even if we are successful in obtaining equity financing to fund phase two our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase two.  If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims.  If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

In the following discussion, references to 2005 are to the period from inception on August 23, 2005 to December 31, 2005.  As we were incorporated in August 2005, we did not have any operating results during the prior period of 2005.

Six Months Ended June 30, 2006

The following table sets out our consolidated loss for the periods indicated:

Accumulated From August 23, 2005 (Date of Inception) to June 30, 2006

 Six Months Ended
June 30, 2006

Accumulated From August 23, 2005 (Date of Inception) to December 31, 2005

(Unaudited)

(Unaudited)

(Audited)

Expenses

 Foreign exchange (gain) loss

$ (690)

$ (763)

$ 73

 General and administrative

12,726

7,675

5,051

 Mineral property costs

11,286

156

11,130

 Professional fees

37,619

30,894

6,725

Net Loss

$ 60,941

$ (37,962)

$ (22,979)

Revenues

We have had no operating revenues since our inception on August 23, 2005 to June 30, 2006.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for 2005 and the six months ended June 30, 2006 are summarized below:

General and administrative expenses

Period Ended December 31, 2005

 Six Months Ended
June 30, 2006

Donated management services

$4,000

$6,000

Donated rent

1,000

1,500

Interest and bank charges

51

75

Total general and administrative expenses

$5,051

$7,675

We record our transactions of commercial substance with related parties at fair value, as determined by our management.  During the first six months of 2006, we recognized a total of $6,000 for management services provided to our company free-of-charge by James Gheyle, our President and Chief Executive Officer, and Adrian Ansell, our Secretary, Treasurer and Chief Financial Officer.  During this period, we also recognized a total of $1,500 for rent, at $250 per month, donated by Mr. Gheyle.

Mineral Property Costs

During the period from inception on August 23, 2005 to June 30, 2006, we recognized a total of $11,286 in mineral property costs, comprised of $9,500 in property acquisition costs incurred in 2005 and $1,786 in exploration expenditures, of which $1,630 in exploration expenditures was incurred in 2005 and $156 in the first half of 2006.

Professional Fees

During the period from inception on August 23, 2005 to June 30, 2006, we recognized a total of $37,619 in professional fees, comprised of legal, accounting and related fees, of which $6,725 was incurred in 2005 and $30,894 in the first half of 2006.

Net Loss

As a result of the expenses discussed above, during 2005, our net loss was $22,979 and, during the first half of 2006, our net loss was $37,962.

Liquidity and Capital Resources

We had cash of $48,294 as at June 30, 2006, compared to $75,959 as at December 31, 2005.  We had working capital of $69,021 as at December 31, 2005, compared to $38,559 as at June 30, 2006.  During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $31,000.  We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay our general and administrative expenses for the next 12 months.  However, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves.   We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not complete phase two during this period.  If we determine to proceed with phase two during the next twelve months, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $11,041 for 2005 and $27,665 in the first half of 2006, which reflects the operating losses we have incurred since inception in August of 2005.  An increase in accounts payable and accrued expenses provided cash of $6,938 in 2005 and $2,797 in the first half of 2006.  We anticipate that cash used in operating activities will increase in 2006 as we pursue our plan of operations as discussed above under "Plan of Operations".

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception, on August 23, 2005, to December 31, 2005, we have raised a total of $87,000 from private offerings of our securities. We did not have any cash flows from financing activities in the first half of 2006.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to pursue our plan of operations, then we will not be able to continue our exploration of the mineral claims and our business will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for 2005 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Property Costs

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities.  To date, the Company's mineral interests consist mainly of initial exploration stage properties on which no significant previous exploration work has been conducted. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits.  As a result, the Company has expensed all mineral property acquisition costs to date.

To date, the Company has not established any proven or probable reserves on its mineral property interests.  Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company has been in the exploration stage since its formation on August 23, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

Item 3.          Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.          Unregistered Sales of Equity Securities

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Securities Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

3.1

Our Articles of Incorporation.*

3.2

Our Bylaws.*

10.1

Form of Seed Capital Share Private Placement Subscription Agreement for our company.*

10.2

Mineral Claims Purchase Agreement between Jackson Ventures, Inc. and Gold-Ore Resources Ltd., dated December 28, 2005.*

23.2

Consent of Geologist, J.E. Christoffersen, B.Sc., MBA, P. Eng., to use of name, dated March 17, 2006.*

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 21, 2006.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 21, 2006.

*     Filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on March 17, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 JACKSON VENTURES, INC.

 Per:

/s/  James A. Gheyle
 ________________________________________
James A. Gheyle
President, Chief Executive Officer, Principal Executive Officer and a director
Date: August 21, 2006.