Form 10QSB
period 2006-09-30
JACKSON VENTURES, INC.
filed 2006-11-15
CIK 1355559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  5,660,000 shares of common stock as of November 10, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

__________

JACKSON VENTURES, INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended September 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2006 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited consolidated interim financial statements of Jackson Ventures, Inc. are included in this Quarterly Report on Form 10-QSB:

__________

Jackson Ventures, Inc.

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

 September 30,
2006
$

 December 31,
2005
$

(unaudited)

ASSETS

Current Assets

Cash

37,086

75,959

Total Assets

37,086

75,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities

43,617

6,938

Total Liabilities

43,617

6,938

Nature and Continuance of Operations (Notes 1)

Stockholders' Equity

 Common Stock, 100,000,000 shares authorized, $0.001 par value
5,660,000 shares issued and outstanding

5,660

5,660

Additional Paid-in Capital

81,340

81,340

Donated Capital (Note 3)

16,250

5,000

Deficit Accumulated During the Exploration Stage

(109,781)

(22,979)

Total Stockholders' Equity

(6,531)

69,021

Total Liabilities and Stockholders' Equity

37,086

75,959

(The Accompanying Notes are an Integral Part of These Interim Financial Statements)

Jackson Ventures, Inc.

(An Exploration Stage Company)

Interim Statements of Operations

(Expressed in US dollars)

(Unaudited)

 Accumulated
From August 23,
2005
(Date of Inception)
to September 30,

 Three Months
Ended
September 30,

 Nine Months
Ended
September 30,

 Accumulated
From August 23,
2005
(Date of Inception)
To September 30,

2006

2006

2006

2005

$

$

$

$

Revenue

-

-

-

-

Expenses

Foreign exchange

(565)

125

(638)

-

General and administrative (Note 3)

17,023

4,297

11,972

1,257

Mineral property costs (Note 4)

28,486

17,200

17,356

239

Professional fees

64,837

27,218

58,112

388

Total Expenses

109,781

48,840

86,802

1,884

Net Loss

(109,781)

(48,840)

(86,802)

(1,884)

Net Loss Per Share - Basic and Diluted

(0.01)

(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted

5,660,000

5,660,000

(The Accompanying Notes are an Integral Part of These Interim Financial Statements)

Jackson Ventures, Inc.

(An Exploration Stage Company)

Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

 Accumulated
From August 23,
2005
(Date of Inception)
to September 30,

 Nine Months
Ended
September 30,

 Accumulated
From August 23,
2005
(Date of Inception)
To September 30,

2006

2006

2005

$

$

$

Operating Activities

Net loss

(109,781)

(86,802)

(1,884)

Adjustments to reconcile net loss to cash

Donated services and expenses

16,250

11,250

1,250

Change in operating assets and liabilities

Increase in accounts payable and accrued liabilities

43,617

36,679

627

Net Cash Used in Operating Activities

(49,914)

(38,873)

(7)

Financing Activities

Proceeds from issuance of common stock

87,000

-

4,000

Net Cash Provided by Financing Activities

87,000

-

4,000

Increase (Decrease) in Cash

37,086

(38,873)

3,993

Cash - Beginning of Period

-

75,959

-

Cash - End of Period

37,086

37,086

3,993

Supplemental Disclosures

Interest paid

-

-

-

Income taxes paid

-

-

-

(The Accompanying Notes are an Integral Part of These Interim Financial Statements)

Jackson Ventures, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2006

(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has not paid dividends, and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2006, the Company has a working capital deficit and accumulated deficit of $6531 and has accumulated losses of $109,781 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its resource activities. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective June 19, 2006, to register 1,660,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form SB-2 filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Jackson Ventures, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2006

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

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

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)     Mineral Property Costs

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities.  To date, the Company 's mineral interests consist mainly of initial exploration stage properties on which no significant previous exploration work has been conducted. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits.  As a result, the Company has expensed all mineral property acquisition costs to date.

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

Jackson Ventures, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2006

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

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

k)     Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Jackson Ventures, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2006

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

k)     Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Jackson Ventures, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

September 30, 2006

(unaudited)

3.               Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management.

During the nine months period ended September 30, 2006, the Company recognized a total of $9,000 for donated services at $500 per month provided by the President, and $500 per month provided by the Chief Financial Officer. During the period from August 23, 2005 (inception) to September 30, 2006, the Company recognized a total of $13,000 for donated services at $500 per month provided by the President, and $500 per month provided by the Chief Financial Officer.

During the nine months period ended September 30, 2006, the Company recognized a total $2,250 for donated office rent at $250 per month provided by the President of the Company. During the period from August 23, 2005 (inception) to September 30, 2006, the Company recognized a total $3,250 for donated office rent at $250 per month provided by the President of the Company.

4.               Mineral Properties

The Company entered into an Agreement dated December 28, 2005, to acquire a 100% interest in 13 mining claims located in the La Plata Mining Division of Colorado in consideration for $9,500 subject to a 1.5% net smelter royalty. During the period ended December 31, 2005, the Company incurred $1,630 of exploration expenditures which have been charged to operations. During the nine month period ended September 30, 2006, the Company incurred $17,356 of exploration expenditures which have been charged to operations.

Subject to obtaining additional financing, management intends to move forward with further recommended work on the property, which is estimated to cost approximately $77,750 to complete.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2006 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2006 included in this quarterly report.

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

We acquired our mineral claims in December of 2005.  Since July 1, 2006 to the date of this Quarterly Report, we have spent approximately $19,000 on our phase I exploration program.  On October 18, 2006, we received a geologist's report as part of our phase I exploration program on our property.  This geologist's report sets forth certain recommendations for further work, including:

  mapping by a geologist specializing in structural mapping to determine controls on the mineralization;

  obtaining additional surface panel sampling;

  performing an induced polarization geophysical survey to help outline the areas with the strongest alternation and mineralization; and

  locating old drill core on the property to perform additional selected sampling.

Subject to obtaining additional financing, we intend to move forward with the performance of such further recommended work, which we estimate will cost about $77,750 to complete.  If financing becomes available, we plan to begin such work in or about March of 2007, and we expect that such work will take approximately two weeks to complete.

At September 30, 2006, we had cash of $37,086 and a working capital deficit of $6,531.  Accordingly, we will require additional financing in order to complete full exploration of our mineral claims to determine whether any mineral deposit exists on our minerals claims.  Even if we determine that a mineral deposit exists on our mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our mineral claims could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

We have not chosen anyone specific to conduct exploration work on the property. We intend to choose a geologist recognized in the State of Colorado who has had experience working in the regional area of the property.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $37,086 and a working capital deficit of $6,531 at September 30, 2006.  As such, we anticipate that we will require financing to enable us to pay our general and administrative expenses for the next 12 months.  In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral claims:

  Obtain a trading symbol to trade our shares over the OTC Bulletin Board.  Our first milestone was to register our shares for resale by certain existing shareholders and then obtain a trading symbol to trade our shares over the OTC Bulletin Board.  We began this process on January 1, 2006, upon closing of our subscriptions, and our registration statement on Form SB-2, as amended, was declared effective on June 19, 2006.  We have applied to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board.  This is expected to be completed by the end of December of 2006.  We estimate these costs to be less than $10,000.

  Provided that we obtain necessary financing, we intend to proceed with phase two of a recommended exploration program.  At present we estimate that this phase two exploration program will cost $77,750.  If financing becomes available, we plan to begin such work in or about March of 2007, and we expect that such work will take approximately two weeks to complete.

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

As at September 30, 2006, we had cash of $37,086 and a working capital deficit of $6,531.  As such, we anticipate that we will require financing to enable us to obtain a trading symbol and to pay our general and administrative expenses for the next 12 months.  In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Results of Operations

In the following discussion, references to 2005 are to the period from inception on August 23, 2005 to September 30, 2005.  As we were incorporated in August 2005, we did not have any operating results during the prior period of 2005.

Nine Months Ended September 30, 2006

The following table sets out our consolidated loss for the periods indicated:

Accumulated From August 23, 2005 (Date of Inception) to September 30, 2006

 Nine Months Ended
September 30, 2006

Accumulated From August 23, 2005 (Date of Inception) to September 30, 2005

(Unaudited)

(Unaudited)

(Audited)

Expenses

 Foreign exchange (gain) loss

$(565)

$(638)

$-

 General and administrative

17,023

11,972

1,257

 Mineral property costs

28,486

17,356

239

 Professional fees

64,837

58,112

388

Net Loss

$(109,781)

$(86,802)

$(1,884)

Revenues

We have had no operating revenues since our inception on August 23, 2005 to September 30, 2006.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for 2005 and the nine months ended September 30, 2006 are summarized below:

General and administrative expenses

Accumulated From August 23, 2005 (Date of Inception) to September 30, 2006

 Nine Months Ended
September 30, 2006

Donated management services

$13,000

$9,000

Donated rent

3,250

2,250

Interest, bank charges and other general administrative expenses

773

722

Total general and administrative expenses

$17,023

$11,972

We record our transactions of commercial substance with related parties at fair value, as determined by our management.  During the nine months ended September 30, 2006, we recognized a total of $9,000 for management services provided to our company free-of-charge by James Gheyle, our President and Chief Executive Officer, and Adrian Ansell, our Secretary, Treasurer and Chief Financial Officer.  During this period, we also recognized a total of $2,250 for office rent, at $250 per month, donated by Mr. Gheyle.

Mineral Property Costs

During the period from inception on August 23, 2005 to September 30, 2006, we recognized a total of $28,486 in mineral property costs, comprised of $9,500 in property acquisition costs incurred in 2005 and $18,986 in exploration expenditures, of which $1,630 was incurred in 2005 and $17,356 was incurred in the first nine months of 2006.

Professional Fees

During the period from inception on August 23, 2005 to September 30, 2006, we recognized a total of $64,837 in professional fees, comprised of legal, accounting and related fees, of which $6,725 was incurred in 2005 and $58,112 was incurred in the nine months ended September 30, 2006.

Net Loss

As a result of the expenses discussed above, during the period from inception on August 23, 2005 to September 30, 2006 our net loss was $109,781, of which $22,979 was during 2005 and $86,802 was during the nine months ended September 30, 2006.

Liquidity and Capital Resources

We had cash of $37,086 as at September 30, 2006, compared to $75,959 as at December 31, 2005.  We had working capital of $69,021 as at December 31, 2005, compared to a working capital deficit of $6,531 as at September 30, 2006.  During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $99,750.  As such, we anticipate that we will require financing in order to pay the costs associated with obtaining a trading symbol and paying our general and administrative expenses for the next 12 months.  In addition, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

Cash Used in Operating Activities

Cash used in operating activities was $49,914 for the period from inception on August 23, 2005 to September 30, 2006 and $38,873 for the nine months ended September 30, 2006, which reflects the operating losses we have incurred since inception in August of 2005.  We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations as discussed above under "Plan of Operations".

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on August 23, 2005 to September 30, 2006, we raised a total of $87,000 from private offerings of our securities. We did not have any cash flows from financing activities in the nine months ended September 30, 2006.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

3.1

Our Articles of Incorporation.(*)

3.2

Our Bylaws.(*)

10.1

Form of Seed Capital Share Private Placement Subscription Agreement for our company.(*)

10.2

Mineral Claims Purchase Agreement between Jackson Ventures, Inc. and Gold-Ore Resources Ltd., dated December 28, 2005.(*)

31.1

Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32.1

18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(*)         Filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on March 17, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 JACKSON VENTURES, INC.

 Per:

 /s/ James A. Gheyle
_________________________________
James A. Gheyle
President, Chief Executive Officer, Principal Executive Officer and a director
Date: November 14, 2006.

__________