Form 10QSB/A
period 2006-06-30
JACKSON VENTURES, INC.
filed 2006-12-05
CIK 1355559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Amendment No. 1)

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

(604) 734-7026
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

10.2

Mineral Claims Purchase Agreement between Jackson Ventures, Inc. and Gold-Ore Resources Ltd., dated December 28, 2005.*

23.2

Consent of Geologist, J.E. Christoffersen, B.Sc., MBA, P. Eng., to use of name, dated March 17, 2006.*

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on March 17, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 JACKSON VENTURES, INC.

 Per:

/s/  "James A. Gheyle"
 ________________________________________
James A. Gheyle
President, Chief Executive Officer, Principal Executive Officer and a director
Date: December 4, 2006.