Form 10KSB
period 2006-12-31
I-LEVEL MEDIA GROUP INC
filed 2007-04-17
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File: 000-52069

I-LEVEL MEDIA GROUP INCORPORATED
(Name of Small Business Issuer in its charter)

Nevada	98-0466350
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 5B - 98 Liu He Road, Shanghai, PRC, 200001
(Address of Principal Executive Offices including Zip Code)

+8621 5301 8935
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15J(d) of the Exchange Act. ☐ ..

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☐ YES ☐ NO.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB: ☐ ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The issuer's revenues for its most recent fiscal year: $Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of April 13, 2007 was $1.20.

The number of shares outstanding of the issuer's common stock as of April 13, 2007 was 52,646,668.

Transitional Small Business Disclosure Format: ☐ YES  ☒ NO.

__________

__________

FORWARD-LOOKING STATEMENTS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our or our Company's actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

__________

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

In this document: (i) the terms "we", "us", "our", the "Company" and "i-level" refer to i-level Media Group Incorporated and our subsidiaries, unless the context otherwise requires; (ii) references to "yuan" or "RMB" (also known as the Renminbi) are the currency of the People's Republic of China (the "PRC"); and (iii) "$" refers to United States dollars.

General

We were incorporated under the laws of Nevada on August 23, 2005. On January 29, 2007, we completed we completed a forward share split, on a 10.25 new for one old share basis, of our shares of common stock and changed our name to "i-level Media Systems Incorporated". This forward stock splits is reflected in this Annual Report. On January 29, 2007, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") to acquire all of the issued and outstanding shares of i-level Media Systems Limited ("i-level Media Systems"), a private British Virgin Island company.

Our Business

As a consequence of our Company's acquisition of i-level Media Systems on March 20, 2007, our main focus is now as a development stage company engaged in the business of selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis operated in the PRC. At the same time the Company will continue as an exploration company engaged in the further exploration of its existing mineral claims as both time and funding permit.

i-level Media Systems

Overview

Pursuant to the Share Exchange Agreement we acquired all of the issued and outstanding shares of i-level Media Systems, a private British Virgin Islands company. In anticipation of the closing (the "Closing") of this acquisition, 5,660,000 issued and outstanding shares of our common stock were split, on a 10.25 new for one old share basis, into 58,015,000 shares of common stock, and the Company changed its name. At Closing we issued a total of 27,000,000 post-split shares of common stock to the shareholders of i-level Media Systems (collectively, the "i-level Shareholders") in consideration for their respective interests in i-level Media Systems, and a total of 41,000,000 shares of common stock held by our founders were surrendered for cancellation.

Effective upon Closing, two outstanding loans of our Company in the aggregate principal amount of $500,000 were converted into a total of 5,000,000 loan units, each consisting of one post-split share of common stock and one-quarter of one non-transferable common stock purchase warrant. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $0.50 per share for a period of six months from Closing. We also issued a total of 1,031,668 post-split shares of our common stock to pay and settle amounts owing to various creditors of i-level Media Systems. In addition, we effected an unregistered private placement of an aggregate of 2,600,000 private placement units, each consisting of one post-split share of common stock and one-half of one non-transferable common stock purchase warrant. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $1.00 per share for a period of nine months from Closing.

In summary, 52,646,668 shares of our common stock were issued and outstanding immediately after the consummation of our acquisition of i-level Media Systems, the surrender and cancellation of the founders' stock, and the completion of the foregoing private placement and debt settlement transactions. The 27,000,000 shares of our common stock issued to the shareholders of i-level Media Systems represent approximately 51.3% of our issued and outstanding shares. Accordingly, the acquisition of i-level Media Systems resulted in a change of control of our Company.

i-level Media Systems is the sole investor and owner of i-level SoftComm (Shanghai) Company Ltd. ("i-level SoftComm"), a wholly foreign owned enterprise formed under the laws of the PRC. i-level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the City of Shanghai, in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis.

The Share Exchange Agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 1, 2007, and is incorporated herein by reference.

As set forth hereinabove, and more particularly, we made the following distributions of our post-split common stock at Closing, pursuant to the terms of the Share Exchange Agreement:

(a)       27,000,000 shares of common stock were issued to the i-level Shareholders at a deemed issue price of $0.425 per share (which reflects a 15% discount to the established fair market value of $0.50 per share);

(b)       (i) 1,666,000 shares were issued to Calneva Financial Group Ltd. upon conversion of a $166,600 loan to our Company, (ii) 1,500,000 shares were issued to Pacific Investor Relations Corp. upon conversion of a $150,000 loan to our Company, (iii) 1,000,000 shares were issued to FBP Capital Corp. upon conversion of a $100,000 loan to our Company and (iv) 834,000 shares were issued to Scharfe Holdings Inc. upon conversion of a $83,400 loan to our Company; and all by way of loan units at a rate of $0.10 per unit. Each unit consisted of one share of our common stock and one-quarter of one warrant, and each whole warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.50 per share for a period of six months from Closing; and

(c)       1,031,668 shares were issued at a deemed price of $0.30 per share to the following creditors of i-level Media Systems to settle and pay the following debts of i-level Media Systems totaling approximately $309,500:

Name of Creditor of i-level Media Systems	Amount of Debt Settled	Number of Shares Issued
John P. Sullivan	$256,621.50	855,405
Ian M. Sullivan	21,442.22	71,474
George R. Nast	10,000.00	33,333
Brendan P. Sullivan	10,718.44	35,728
Margaret I. Sullivan	10,718.44	35,728
Total	$309,500.60	1,031,668

In addition, as contemplated by the Share Exchange Agreement, we effected an unregistered private placement of 2,600,000 units contemporaneously with the Closing for gross proceeds of $1,300,000. Each unit consists of one post-split share of common stock and one-half of one warrant. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $1.00 per share for a period of nine months from Closing.

This Closing of the Share Exchange Agreement represented a change in control of our Company. For accounting purposes, this change of control constitutes a re-capitalization of i-level Media Group Incorporated, and the acquisition will be accounted for as a reverse merger whereby the legal acquirer, i-level Media Group Incorporated, is treated as the acquired entity and the legal subsidiary, i-level Media Systems, is treated as the acquiring company with the continuing operations.

Upon Closing, the following persons were appointed to the following positions with our Company:

Name	Position with the Company
Aidan Sullivan	Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director
Ian Sullivan	Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and Director
Johnny Lo	Director
Leo Young	Director
Paul D. Brock	Director

In connection with the foregoing appointments, our Company and i-level Media Systems have entered into executive services agreements with each of Messrs. Aidan Sullivan and Ian Sullivan (collectively, the "Employment Agreements"), copies of which were filed as Exhibits 10.2 and 10.3 to the Company's Current Report on Form 8-K dated March 21, 2007, and are incorporated herein by reference.

The securities issued pursuant to the Share Exchange Agreement, and the units offered and sold under the contemporaneous private placement, were issued by the Company to accredited investors in reliance on Rule 506 under the Securities Act, or were issued in offshore transactions in reliance on Regulation S under the Securities Act. Such securities have not been registered under the Securities Act or under any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

As a consequence of our Company's acquisition of i-level Media Systems, our main focus will now be as a development stage company engaged in the business of selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis operated in the PRC. At the same time the Company will continue as an exploration company engaged in the further exploration of its existing mineral claims as both time and funding permit.

i-level SoftComm commenced its principal operation in the City of Shanghai in 2005. As of April 1, 2007, i-level SoftComm had ADUs installed in a total of 2,550 taxis operating in Shanghai. It has not yet earned any significant revenue. i-level SoftComm is planning on entering other major media markets in China, subject to adequate financing and market acceptance of its products and services.

i-level SoftComm's ADUs are typically mounted inside the right front passenger headrest of a taxi at eye-level to passengers seated in the back seat. The ADUs are hard-wired to permit them to draw power from the vehicle's electrical system, and are automatically activated when the taxi's meter is switched to the fare metering mode. i-level SoftComm enters into ADU placement agreements with taxi operators which require that i-level SoftComm pay them a monthly lease fee for each taxi equipped with an i-level ADU. The i-level ADUs incorporate 8.2-inch liquid crystal display (LCD) screens. i-level SoftComm sells time slots on its network of ADUs to advertisers, who provide the necessary advertising content in formats compatible with i-level SoftComm's systems. Currently, such advertising content is downloaded onto compact flash cards that must be manually installed in each of the ADUs every week. Content programming and order is determined every Friday and uploaded to i-level SoftComm's servers in preparation for installation at the beginning of the following week. The installation of the weekly content programming is handled by third party technicians from Smartwin Technologies who attend daily at participating taxi companies' facilities.

i-level SoftComm's direct costs, which include lease payments to taxi operators under the ADU placement agreements, maintenance and monitoring fees and other associated costs, currently comprise a significant portion of i-level SoftComm's operating costs.

Given i-level SoftComm's growing contacts in Shanghai and in other markets, management believes that i-level SoftComm is now positioned to act as a licensor or reseller of digital media solutions to third parties. In addition, we believe that we have the necessary know-how and experience to consult on the implementation and operation of out-of-home video advertising networks to third parties who would not be in direct competition to i-level SoftComm. i-level SoftComm has received some inquiries from third parties interested in sourcing equipment or engaging i-level SoftComm to provide consulting or advisory services. However, to date, such opportunities have not been pursued.

Development of i-level SoftComm's Business

i-level SoftComm began testing the first ADU network with Jin Jiang Transport of Shanghai, China, in 2005, and currently has 1,740 ADUs deployed in taxis operated by Jin Jiang Transport. i-level SoftComm's ADU placement agreement with Jin Jiang Transport provides that it will remain in force for six years, and upon expiration gives us the right to renew the agreement on terms no less favorable than those offered by competing bidders.

i-level SoftComm co-developed the design of the ADUs with Smartwin Technologies, and each company owns an undivided 50% interest in the intellectual property rights relating to the ADUs. i-level SoftComm and Smartwin Technologies will split the proceeds generated from any future sales of ADUs and/or the licensing of the related intellectual property rights to third parties.

Currently, Smartwin Technologies acts as i-level SoftComm's sole supplier of ADUs. However, all components of the ADUs are readily available from multiple manufacturers, and can be ordered and assembled to i-level SoftComm's specifications by original equipment manufacturing factories in China. Accordingly, i-level SoftComm anticipates that it would be able to source its ADUs from other suppliers if it becomes advantageous to do so. i-level SoftComm acquires full ownership of the ADUs that it purchases from Smartwin Technologies, but contracts the service and maintenance of such ADUs to Smartwin Technologies.

i-level SoftComm has filed for registration of all its trademarks and logos with the appropriate authorities in the PRC. In addition it owns the domain name www.i-levelmedia.com. i-level SoftComm currently holds all necessary licenses and regulatory approvals to operate its network of ADUs in taxis in the city of Shanghai, and is in the process of applying for similar licenses and approvals to operate in other cities in the PRC. In order to comply with PRC regulations related to foreign ownership of companies engaged in advertising, i-level SoftComm currently conducts its advertising services through a third party advertising agency which has all the necessary licenses and permits for providing advertising services in the PRC. i-level SoftComm expects that it will qualify for its own license to conduct advertising services directly by September, 2007, since such qualification depends in part on the length of time that it will have been active in the PRC at the time it applies for the license. At that time, the company plans to restructure its business operations accordingly.

i-level SoftComm was recently granted membership in the China Taxi and Livery Association and was in fact the first foreign company admitted to the association. Management anticipates that this will give i-level SoftComm access to the Association's more than 600 members across China, and provide i-level SoftComm with a conduit for lobbying appropriate government bodies and authorities regulating the taxi industry in a manner that will be favorable to i-level SoftComm should the need arise.

Competition

The i-level Mobile Media platform has several competitors in the taxi interior advertising segment. Direct competitors operating in the taxi media space in the PRC are highlighted below.

Shanghai Commerce & Entertainment Culture Transmit Co., Ltd ("SCECT") is a subsidiary of Shanghai Media & Entertainment Group ("SMEG"), one of largest media conglomerates in China. Founded in April 2001, SMEG claims on its website to have assets exceeding $1.78 billion. SMEG has multiple subsidiaries including: Shanghai Media Group, STR International Holdings Co., Ltd., Shanghai Oriental Pearl (Group) Co., Ltd., Shanghai Film Group Corporation, Shanghai Grand Theatre, Technology Development Co., Ltd., Shanghai Television Festival, and Shanghai Film Materials Hall.

SMEG has entered into partnerships with Technology Development Co., Ltd., Shanghai Broadcasting Laboratory, Shanghai Wedding Trade Association, China Central Television ("CCTV"), Shanghai Oriental Television and audio video component manufacturer SVA. SVA has developed a technical solution using a digital television network utilizing content from Oriental Pearl. SVA had previously deployed the technology in buses. SCECT began deploying this system in taxis in April 2004, and we estimate that it has now equipped approximately 2,000 taxis in Shanghai. However, the network has proven to be unstable as some areas of Shanghai cannot receive the signal, causing the content to cut in and out. SCECT's system utilizes a 7.1 inch LCD monitor mounted on the front passenger-side sun shade.

Beijing All Media and Culture Group, Ltd. ("BALCG"), is a subsidiary of Beijing Broadcasting Station. Beijing Broadcasting Station operates multiple media assets including publications, television, and movies. It began operating a digital media network on buses in 2003 and is currently estimated to have its system deployed on approximately 4,000 buses in Beijing. BALCG has entered into partnerships with Ao Xing, Bao Li Hua Yi Media and Union Media, to provide content. BALCG began deploying its system in taxis in April 2004, and we estimate that it has now equipped approximately 1,000 taxis in Beijing. BALCG's system utilizes one 7.1 inch LCD monitor mounted in the back of the headrest of the front passenger side seat.   The content is broadcast to the taxis via radio frequencies.

Touch Media LLC ("Touch") - A privately held company still in the start up phase of operation, Touch combines focused programming (consisting of standard television commercials) with interactive destination information. Programming is displayed on a touch-sensitive, color LCD video screen placed in the back of the front headrest. Using the touch-screen monitor, the taxi passengers have the ability to search for information stored in the device ranging from nightlife and restaurants to shopping. The system is marketed by Touch as "Q". The system relies on wireless updating of the units at taxi service stations.

Touch signed an agreement with Guang Shin of Shanghai, a media agency that has rights for in-taxi advertising with Blue Union Taxi Co and Shanghai Bashi Industrial Group. This agreement gave Touch access to roughly 14,000 taxis or 30% of the Shanghai taxi market. The agreement was signed in the fall of 2003 and provided for a one-year term. Touch deployed roughly 200 Q units in Shanghai for testing purposes beginning in the middle of October 2003. It planned an aggressive roll out of some 1,000 units per month starting in the first quarter of 2004. However, Touch has suffered multiple setbacks, including Blue Union Taxi's decision to drop the Q platform. We believe that Touch is currently running 18 months behind schedule in terms of development, and that it now has approximately 100 units deployed for the purpose of testing new advances to Touch's platform.

Touch's management has experience operating in the apparel industry in China and in the broadcasting industry in the United States. Touch currently has more than 35 employees, mostly based in Shanghai. It is reported to have received $5 million in venture capital financing from a fund based in the United States.

Description of Our Mineral Exploration Business

Overview

Prior to the Closing under the Share Exchange Agreement and since incorporation, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We continue to own 13 mineral claims located in the La Plata Mountains and La Plata Mining District of southwest Colorado covering an area of approximately 260 acres that we believe are prospective for gold and copper mineral deposits. These mineral claims do not contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. At this time, the property that is the subject of the claims is undeveloped, and no plant or equipment is located on the property.

Our plan of operations with respect to our mineral claims is to carry out preliminary exploration work in order to ascertain whether our mineral claims warrant advanced exploration, but only if we manage to obtain sufficient financing to do so in a manner that does not jeopardize the further development of i-level SoftComm's business. Such advanced exploration work will, in turn, require additional financing and will be undertaken only if our board of directors determines that it will be in the best interests of our Company. The objective of advanced exploration work will be to determine whether our claims possess commercially exploitable deposits of gold and copper. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Development of our Mineral Exploration Business

On December 28, 2005, we entered into a Mineral Claims Purchase Agreement with Gold-Ore Resources Ltd. ("Gold-Ore") whereby we purchased a 100% interest in 12 unpatented lode claims and one patented lode claim located in the La Plata Mining District in the La Plata County of Colorado. In January of 2006 legal title to the 13 claims was transferred from Gold Ore to us.

We obtained a geographical report on these mineral claims that recommended an exploration work program on the property. Since July 1, 2006 to the date of this Current Report, we have spent approximately $19,000 on the first phase of our exploration program, which included channel sampling of adit with assays for copper, silver, gold, platinum and palladium to define targets for further work. On October 18, 2006, we received a further geologist's report in connection with the first phase which set forth certain recommendations for additional work, including:

  mapping by a geologist specializing in structural mapping to determine controls on the mineralization;

  obtaining additional surface panel sampling;

  performing an induced polarization geophysical survey to help outline the areas with the strongest alternation and mineralization; and

  locating old drill core on the property to perform additional selected sampling.

We intend to move forward with the additional recommended work - which we estimate will cost about $77,750 and approximately two weeks to complete - but only if we obtain sufficient funds to do so while also advancing i-level SoftComm's business.

Title to Our Mineral Claims

We own title to each of the 13 mineral claims. Our ownership of certain of our patented mineral claims is subject to a 1.5% net smelter royalty in favour of Phelps Dodge Mining Company, the previous owner of the claims. Each unpatented claim covers an area measuring 20.66 acres. The patented claim covers an area measuring 10.33 acres. The total area of the thirteen mineral claims is approximately 260 acres.

In order to maintain our mineral claims in good standing, we must make payment to the State of Colorado of an annual rental fee of $125 per mineral claim, or $1,625 in total for our 13 mineral claims. This payment is for claims owned as of the 1st of every September. Currently, our claims in good standing until September 1, 2007. If we do not make this payment, we will lose our mineral claims.

In addition, we must complete annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Colorado. Currently, exploration work with a minimum value of $100 per mineral claim is required before the 1st of every September. Our commitment for exploration expenditures with the State of Colorado for this year is $1,300. If we do not complete this minimum amount of exploration work by September 1, 2007, we will be required to pay a fee in lieu of exploration work in the amount of $100 per mineral claim, or $1,300 in total, to the State of Colorado. If we fail to make and file the work expenditures or, alternatively, make the appropriate payments to the State of Colorado in lieu of exploration expenditures, we will lose all interest in our mineral claims.

Location and Access to our Mineral Claims

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

Investment going forward

With the completion of the Private Placement, it is presently envisioned that: (i) $1,426,000 is to be spent on equipment purchases for network expansion; (ii) $729,000 on network operations; and (iii) the remainder will go towards working capital surplus.

Mineral Operations

Management of the Company is presently considering the merits of completing the phase II recommended work program on its mineral claims, and if management proceeds it will do so when weather permits.

Employees

Effective at Closing of the Share Exchange Agreement the Company and i-level Media Systems Limited have now entered into Employment Agreements with each of Messrs. Aidan Sullivan (in his capacity as President and Chief Executive Officer of our Company) and Ian Sullivan (in his capacity as Secretary and Chief Financial Officer of our Company). The details of these Employment Agreements are disclosed elsewhere in this Current Report.

Prior to the Closing we did not have any employees other than our then officers, James Gheyle and Adrian Ansell, who each spent 10% of their time, or five hours per week, working for the Company. As a consequence of the Closing of the Share Exchange Agreement our company now has 10 employees.

Subsidiaries

Our Company, effective on March 20, 2007 and pursuant to the Share Exchange Agreement, now owns 100% of i-level Media Systems, which is a limited liability company incorporated under the International Business Act of the British Virgin Islands on May 28, 2003. i-level Media Systems Limited owns 100% of i-level Media Systems (Shanghai) Company Limited incorporated under the laws of the PRC on August 12, 2004.

Risk Factors

Risks Relating generally to the Company's Operations

We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We began our current business operations in September 2004. Accordingly, we have a very limited operating history for our current operations upon which you can evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. It is also difficult to evaluate the viability of our use of audiovisual advertising displays in taxis as a business model because we do not have sufficient experience to address the risks frequently encountered by early stage companies using new forms of advertising media and entering new and rapidly evolving markets. These circumstances may make it difficult for you to evaluate our business and prospects.

Our senior management and employees have worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

Due to our limited operating history and recent additions to our management team, certain of our senior management and employees have worked together at our company for only a relatively short period of time. As a result of these circumstances, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

If advertisers or the viewing public do not accept, or lose interest in, digital media advertising networks, our revenues may be negatively affected and our business may not expand or be successful.

The market for out-of-home television advertising networks in China is relatively new and its potential is uncertain. We compete for advertising spending with many forms of more established advertising media. Our success depends on the acceptance of our out-of-home digital display advertising network by advertisers and their continuing interest in this medium as a component of their advertising strategies. Our success also depends on the viewing public continuing to be receptive towards our advertising network. Advertisers may elect not to use our services if they believe that consumers are not receptive to our network or that our network does not provide sufficient value as an effective advertising medium. Likewise, if consumers find some element of our network, such as the audio feature, to be disruptive or intrusive, taxi operators may decide not to place our flat-panel displays in their vehicles and advertisers may view our network as a less attractive advertising medium compared to other alternatives. In that event, advertisers may determine to reduce their spending on our advertising network. If a substantial number of advertisers lose interest in advertising on our advertising network for these or other reasons, we will be unable to generate sufficient revenues and cash flow to operate our business, and our advertising service revenue, liquidity and results of operations could be negatively affected.

We derive a substantial majority of our revenues from the provision of advertising services, and advertising is particularly sensitive to changes in economic conditions and advertising trends.

Demand for our advertising time slots, and the resulting advertising spending by our clients, is particularly sensitive to changes in general economic conditions and advertising spending typically decreases during periods of economic downturn. Advertisers may reduce the money they spend to advertise on our network for a number of reasons, including:

  a general decline in economic conditions;

  a decline in economic conditions in the particular cities where we conduct business;

  a decision to shift advertising expenditures to other available advertising media; or

  a decline in advertising spending in general.

A decrease in demand for advertising media in general and for our advertising services in particular would materially and adversely affect our ability to generate revenue from our advertising services, and our financial condition and results of operations.

A substantial majority of our revenues are currently concentrated Shanghai. If this city experiences an event negatively affecting its advertising industry, our advertising network, and our ability to generate adequate cash flow would be materially and adversely affected.

If this city experiences an event negatively affecting its advertising industry, such as a serious economic downturn, a moratorium on the number of taxi licenses that would have the effect of materially limiting the supply of taxis in which we can place our ADUs or similar changes in government policy, or a natural disaster, our advertising network and our ability to generate adequate cash flow would be materially and adversely affected.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding advertising trends in China. In addition, advertising spending generally tends to decrease during January and February each year due to the Chinese Lunar New Year holiday. We also experience a slight decrease in revenues during the hot summer months of July and August each year, when there is a relative slowdown in overall commercial activity in urban areas in China. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors that are likely to cause our operating results to fluctuate, such as the seasonality of advertising spending in China, a deterioration of economic conditions in China and potential changes to the regulation of the advertising industry in China, are discussed elsewhere in this document. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

Our failure to maintain existing relationships or obtain new relationships with taxi operators that allow us to place our ADUS in their vehicles would harm our business and prospects.

Our ability to generate revenues from advertising sales depends largely upon our ability to provide a large network of ADUs placed in desirable taxi fleets. This, in turn, requires that we develop and maintain business relationships with taxi operators from which we rent space for our ADUs. As of January 31, 2007, we had entered into one significant display placement agreement with a taxi operator to operate up to 4,500 ADUs in the city of Shanghai until March 31, 2011. Although this display placement agreement gives us the right to renew the agreement on terms no less favorable than those offered by competing bidders, we may not be able to maintain our relationship with this taxi operator on satisfactory terms, or at all. If we fail to maintain our relationship with this taxi operator or if we fail to establish and maintain other significant relationships with taxi operators to place our ADUs in their vehicles, advertisers may find advertising on our network unattractive and may not wish to purchase advertising time slots on our network, which would cause our revenues to decline and our business and prospects to deteriorate.

We may not be able to successfully expand our advertising network into new regions or diversify our network into new advertising channels which could harm or reverse our growth potential and our ability to increase our revenues, or even result in a decrease in revenues.

If we are unable to obtain or retain desirable placement locations for our ADUs on commercially advantageous terms, we could have difficulty maintaining or expanding our network, our operating margins and earnings could decrease and our results of operations could be materially and adversely affected.

Our direct costs, which include lease payments to taxi operators under our ADU placement agreements, maintenance and monitoring fees and other associated costs, comprise a significant portion of our cost of revenues. In the future, we may need to increase our expenditures on our ADU placement agreements to obtain new and desirable locations, to renew existing locations, and to secure favorable exclusivity and renewal terms. In addition, lessors of space for ADUs may charge increasingly higher display location lease fees, or demand other compensation arrangements, such as profit sharing. If we are unable to pass increased location costs on to our advertising clients through rate increases, our operating margins and earnings could decrease and our results of operations could be materially and adversely affected.

When our advertising network reaches saturation in the cities where we operate, we may be unable to grow our revenue base or to satisfy all of our advertisers' needs, which could hamper our ability to generate higher levels of revenues over time.

Where demand for our time slots by advertisers is high, our network may reach saturation, meaning we cannot sell additional advertising time slots for that week's cycle without further increasing the length of the cycle and correspondingly reducing the number of broadcasts per day of each advertisement. When our network reaches saturation in any particular city, we will be forced to lengthen our advertising cycle to accommodate additional advertisers or to increase our advertising rates to increase our revenues in our existing cities of operation. However, advertisers may be unwilling to accept rate increases or the placement of their advertisement on a longer time cycle that gives their advertisement less exposure each day. If we are unable to increase the duration of our advertising cycle in cities that reach saturation, or if we are unable to pass through rate increases to our advertising clients in those cities, we may be unable to grow our revenue base or to satisfy all of our advertisers' needs, which could hamper our ability to generate higher levels of revenues over time.

If the market supply of desirable taxi fleets diminishes or ceases to expand, we may be unable to expand our network into locations advertising clients find desirable, which could decrease the value of our network to advertisers.

Advertisers place a premium on having their advertisements displayed in the most commercially desirable locations, which we believe includes taxis frequented by more affluent consumer groups in China's major urban areas. As some of China's cities have undergone development and expansion for several decades while others are still at an early stage of development, the supply of desirable taxi fleets varies considerably from region to region. In more developed cities, it may be difficult to increase the number of desirable locations in our network because most such locations have already been occupied either by us or by our competitors. In recently developing cities, the supply of desirable locations may be small and the pace of economic development and taxi fleet expansion levels may not provide a steadily increasing supply of desirable commercial locations. If, as a result of these possibilities, we are unable to increase the placement of our network into commercial locations that advertisers find desirable, we may be unable to expand our client base, sell advertising time slots on our network or increase the rates we charge for time slots, which could decrease the value of our network to advertisers.

If we are unable to attract advertisers to purchase advertising time on our network, we will be unable to maintain or increase our advertising fees and the demand for time on our network, which could negatively affect our ability to grow revenues.

The fees we can charge advertisers for time slots on our network depend on the size and quality of our network and the demand by advertisers for advertising time on our network. Advertisers choose to advertise on our network in part based on the size of our network and the desirability of the locations where we have placed our ADUs as well as the quality of the services we offer. If we fail to maintain or increase the number of taxis and ADUs in our network, diversify advertising channels in our network, or solidify our brand name and reputation as a quality provider of advertising services, advertisers may be unwilling to purchase time on our network or to pay the levels of advertising fees we require to remain profitable. Our failure to attract advertisers to purchase time on our network will reduce demand for time slots on our network and the number of time slots we are able to sell, which could necessitate lowering the fees we charge for advertising time on our network and could negatively affect our ability to increase revenues.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We have been rapidly expanding, and plan to continue to rapidly expand, our operations in China. We must continue to expand our operations to meet the demands of advertisers for larger and more diverse network coverage and the demands of current and future taxi operators for installing and configuring ADUs in our existing and future commercial locations. This expansion has resulted, and will continue to result, in substantial demands on our management resources. It has also increased our need for a reliable supply of ADUs for our network which are manufactured by a third-party contract assembler according to our specifications. To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

We depend on the leadership and services of Aidan Sullivan, who is our founder, President and Chief Executive Officer and our largest shareholder, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Aidan Sullivan, our founder, CEO, and largest shareholder. We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, many of our clients, and taxi operators. We do not maintain key-man life insurance for Mr. Sullivan. If he was unable or unwilling to continue in his present position, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

If we do not continue to expand and maintain an effective sales and marketing team it will cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our advertising service revenue.

We market our advertising services directly to advertisers and to advertising agencies. As we only commenced our current sales and marketing operations in 2006, many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries. We will need to further increase the size of our sales and marketing staff if our business continues to grow. We may face difficulties in hiring, retaining or motivating sales and marketing personnel, which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our advertising service revenue.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

We believe our current cash on hand and cash equivalents, cash flow from operations, and the proceeds of the Private Placement be sufficient to meet our anticipated cash needs, including for working capital and capital expenditures, for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

  investors' perception of, and demand for, securities of alternative advertising media companies;

  conditions of the U.S. and other capital markets in which we may seek to raise funds;

  our future results of operations, financial condition and cash flows;

  PRC governmental regulation of foreign investment in advertising services companies in China;

  economic, political and other conditions in China; and

  PRC governmental policies relating to foreign currency borrowings.

We cannot assume that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

If we are unable to adapt to changing advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues which may materially and adversely affect our business prospects and revenues.

The market for out-of-home advertising requires us to continuously identify new advertising trends and the technology needs of advertisers and consumers, which may requires us to develop new features and enhancements for our advertising network. We currently distribute advertisements on our advertising network through compact flash memory cards that are manually installed in our ADUs each week. In the future, subject to relevant PRC laws and regulations, we may use other technology, such as cable or broadband networking, advanced audio technologies and high-definition panel technology. We may be required to incur development and acquisition costs in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For example, if the use of wireless or broadband networking capabilities on our advertising network becomes a commercially viable alternative and meets all applicable PRC legal and regulatory requirements, and we fail to implement such changes on our network or fail to do so in a timely manner, our competitors or future entrants into the market who do take advantage of such initiatives could gain a competitive advantage over us. If we cannot succeed in defining, developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising network may decrease and we may not be able to compete effectively or attract advertising clients, which would have a material and adverse effect on our business prospects and revenues.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our out-of-home television advertising network.

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator's license for advertising business operations.

As an out-of-home advertising service provider, we are obligated under PRC laws and regulations to monitor the advertising content that is shown on our network for compliance with applicable law. In general, the advertisements shown on our network have previously been broadcast over public television networks and have been subjected to internal review and verification of such networks. We are still separately required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, where a special government review is required for certain product advertisements before broadcasting, we are separately obligated to confirm that such review has been performed and approval has been obtained. We employ qualified advertising inspectors who are trained to review advertising content for compliance with relevant PRC laws and regulations. In addition, for advertising content related to certain types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we and our distributors are required to confirm that the advertisers have obtained requisite government approvals including the advertiser's operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. However, we cannot assure you that each advertisement an advertising client or agency provides to us and which we include in our weekly advertising cycle is in compliance with relevant PRC advertising laws and regulations or that the supporting documentation and government approvals provided to us by our advertising clients in connection with certain advertising content are complete; nor can we assure you that the advertisements that our regional distributors have procured for broadcasting on our network have received required approval from the relevant local supervisory bodies or are content compliant.

Moreover, civil claims may be filed against us for fraud, defamation, subversion, negligence, copyright or trademark infringement or other violations due to the nature and content of the information displayed on our network. If consumers find the content displayed on our network to be offensive, taxi operators may seek to hold us responsible for any consumer claims or may terminate their relationships with us.

In addition, if the security of our content management system is breached through the placement of unauthorized CF cards in our ADUs and unauthorized images, text or audio sounds are displayed on our network, viewers or the PRC government may find these images, text or audio sounds to be offensive, which may subject us to civil liability or government censure despite our efforts to ensure the security of our content management system. Any such event may also damage our reputation. If our advertising viewers do not believe our content is reliable or accurate, our business model may become less appealing to viewers in China and our advertising clients may be less willing to place advertisements on our network.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

We cannot be certain that our ADUs or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

Our primary competitors are other advertising companies that operate out-of-home digital media advertising networks in China, such as Touch Media, SECT, and Focus Media. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also face competition from other out-of-home network operators for access to the most desirable locations in cities in China. Individual taxi operators may also decide to install and operate their ADUs on a small scale. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio.

In the future, we may also face competition from new entrants into the out-of-home digital media advertising sector. Our sector is characterized by relatively low fixed costs and, as is customary in the advertising industry, we do not have exclusive arrangements with our advertising clients. These two factors present potential entrants to our sector of the advertising sector with relatively low entry barriers.

Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources and may be able to mimic and adopt our business model. Moreover, increased competition will provide advertisers with a wider range of media and advertising service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Any business disruption or litigation we experience might result in our incurring substantial costs and the diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance that is applicable to our business model. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

Risks Relating to Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

Substantially all of our operations are conducted through i-level SoftComm, our wholly-owned operating subsidiary in China. PRC regulations currently limit foreign ownership of companies that provide advertising services to 70% and require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. We do not currently directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period of time. Accordingly, our subsidiary, i-level SoftComm, is currently ineligible to apply for the required licenses for providing advertising services in China. Our advertising business is currently provided through our contractual arrangements with our limited media partner, Sky-Media Group. Sky-Media Group holds the requisite licenses to provide advertising services in China. We have been and are expected to continue to be dependent on Sky-Media Group to operate our advertising business. We have entered into contractual arrangements with Sky-Media Group pursuant to which we, through i-level SoftComm, provide technical support and consulting services to Sky-Media Group.

If we are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration of Industry and Commerce, or SAIC, which regulates advertising companies, would have broad discretion in dealing with such violations, including:

  revoking the business and operating licenses of our PRC subsidiaries and affiliates;

  discontinuing or restricting our PRC subsidiaries' and affiliates' operations;

  imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;

  requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operations; or

  restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with Sky-Media Group and its subsidiaries for our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with Sky-Media Group and its subsidiaries to operate our advertising business. Under the current contractual arrangements, as a legal matter, if Sky-Media Group or any of its subsidiaries fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and redeploy substantial resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective.

Many of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Our business operations may be affected by legislative or regulatory changes.

There are no existing PRC laws or regulations that specifically define or regulate out-of-home digital media advertising. It has been reported that the relevant PRC government authorities are currently considering adopting new regulations governing out-of-home digital media advertising. We cannot predict the timing and effects of such new regulations. Changes in laws and regulations governing the content of out-of-home advertising, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations.

Risks Relating to the PRC

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC's economic, political and social conditions, as well as governmental policies, could affect the financial markets in China and our liquidity and access to capital and our ability to operate our business.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 26 years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down certain segments of China's economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system embodies uncertainties which could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 26 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary, i-level SoftComm, is a wholly foreign-owned enterprise which is an enterprise incorporated in China and wholly-owned by foreign investors. i-level SoftComm is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to wholly foreign-owned enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into with Sky-Media Group. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with Sky-Media Group, and other foreign investors, including you.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently convertible under the "current account", which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account", which includes foreign direct investment and loans. Currently, i-level SoftComm may purchase foreign exchange for settlement of "current account transactions", including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund any business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect i-level SoftComm's ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because our earnings and cash and cash equivalent assets are denominated in Renminbi and the net proceeds from the Private Placement will be denominated in U.S. dollars, fluctuations in exchange rates between U.S. dollars and Renminbi will affect the relative purchasing power of these proceeds and our balance sheet and earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. For example, due to the recent devaluation of the U.S. dollar against the euro and several other currencies, the PRC government has indicated that it may be re-evaluating its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

Any future outbreak of severe acute respiratory syndrome in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central China in April 2004. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. A new outbreak of SARS may result in health or other government authorities requiring the closure of our offices or other businesses, including office buildings, retail stores and other commercial venues, which comprise the primary locations where we provide our advertising services. Any recurrence of the SARS outbreak, or a development of a similar health hazard in China, may deter people from congregating in public places, including a range of commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our out-of-home television advertising network to advertisers, significantly reduce the advertising time purchased by advertisers and severely disrupt our business and operations.

Certain Risks Relating to i-level Media Group

i-level Media Systems is a British Virgin Islands company and, because judicial precedent regarding the rights of shareholders is more limited under British Virgin Islands law than under U.S. law, you may have less protection of your shareholder rights than you would under U.S. law.

i-level Media Systems' corporate affairs are governed by our amended and restated memorandum and articles of association of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of i-level Media Systems' directors to us under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands. Our rights as the shareholder of i-level Media Systems and the fiduciary responsibilities of its directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws than the United States.

As a result of all of the above, we may have more difficulty in protecting our interests as the sole shareholder of i-level Media Systems in the face of actions taken by management or members of the board of directors than would public shareholders of a U.S. company.

Certain judgments obtained against us by our shareholders may not be enforceable.

i-level Media Systems is a British Virgin Islands company and substantially all of its assets are located outside of the United States. All of i-level Media Systems' current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not resident in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the British Virgin Islands or the PRC would recognize or enforce judgments of United States courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In addition, there is uncertainty as to whether such British Virgin Islands or PRC courts would be competent to hear original actions brought in the British Virgin Islands or the PRC against us or such persons predicated upon the securities laws of the United States or any state.

ITEM 2.          DESCRIPTION OF PROPERTY

Our mineral properties are described under Item 1 - Description of Business.

We maintain a principal executive office at Suite 5B - 98 Liu He Road, Shanghai, PRC, 200001.

ITEM 3.          LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are contemplated or threatened.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders in the last fiscal quarter of 2006.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our shares trade on the OTC Bulletin Board and the Pink Sheets under the symbol "ILVL". The following provides a summary of our trading history for the periods indicated on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Month	High Bid	Low Bid
February 2007	$1.35	$1.20
March 2007	$1.25	$1.06
Up to April 12, 2007	$1.25	$1.10

Holders

At April 13, 2007, there were 52,646,668 of our common shares issued and outstanding held by approximately 90 holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	Nil	$Nil	Nil

Equity compensation plans not approved by security holders(*)	1,250,000 1,300,000	$0.50 $1.00	Nil Nil

Totals:	2,550,000	$0.75	Nil

(*)     See the section captioned "Recent Sales of Unregistered Securities" immediately hereinbelow for particulars of the subject warrants which were issued on March 20, 2007, in connection with the closing of the Company's Share Exchange Agreement respecting i-level Media Systems.

Recent Sales of Unregistered Securities

Pursuant to the closing of our Share Exchange Agreement on March 20, 2007, the Company issued the following restricted securities from treasury:

(a)       27,000,000 shares of the Company, at a deemed price of $0.425 per share, to the vendors of i-level Media Systems;

(b)       1,031,668 shares of the Company, at a deemed settlement and subscription price of $0.30 per share, in settlement of an equal value in indebtedness of certain creditors of i-level Media Systems; and

(c)       5,000,000 loan units of the Company, at a deemed settlement and subscription price of $0.10 per loan unit; in settlement of an equal value in indebtedness of certain creditors to our company and i-level Media Systems; with each such loan unit being comprised of one share and one-quarter of one non-transferable share purchase warrant in the capital of the Company, and with each such resulting whole warrant entitling the shareholder thereof to purchase an additional common share of the Company, for the period commencing upon the date of issuance of the within Loan Units by the Company; that being on March 20, 2007; and ending at 5:00 p.m. (Vancouver, British Columbia, Canada, time) on the day which is six months from the date of issuance of the within loan units, at an exercise price of $0.50 per warrant share; and

(d)       2,600,000 private placement units of the Company, at a subscription price of $0.50 per unit; with each such unit being comprised of one share and one-half of one non-transferable share purchase warrant in the capital of the Company, and with each such resulting whole warrant entitling the shareholder thereof to purchase an additional common share of the Company, for the period commencing upon the date of issuance of the within Units by the Company; that being on March 20, 2007; and ending at 5:00 p.m. (Vancouver, British Columbia, Canada, time) on the day which is nine months from the date of issuance of the within units, at an exercise price of U.S. $1.00 per warrant share.

The securities issued pursuant to the Share Exchange Agreement, and the shares, loan units and units offered and sold under the contemporaneous debt conversion, loan conversion and private placement, were issued by the Company to accredited investors in reliance on Rule 506 under the Securities Act, or were issued in offshore transactions in reliance on Regulation S under the Securities Act. Such securities have not been registered under the Securities Act or under any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operations for the next 12 months is to:

  invest approximately $1,750,000 of proceeds of our recent sale of shares of our securities to develop the purchase approximately 5500 ADU required to fulfill the contractual obligations to outfit all of Jin Jiang Transport's Shanghai-based taxis and extend the network into additional taxi operators in major media markets in China;

  recruit additional persons experienced in the media industry in the areas of finance, research and development, software programming, content development and licensing and media sales;

  seek new content providers to produce and/or license content to the Company;

  establish the Company's operational base in Shanghai where Aidan Sullivan and Ian Sullivan are presently resident; and

  extend the Company's operation base to other major media markets in China.

We cannot, with certainty, say how our operations will develop over the next 12 months. Our operational development is dependent on a number of factors, including the availability of working capital, personnel, the development of sales contracts and the development of network capabilities.

Over the next 12 months, we will incur the following costs, at a minimum:

Category of Expenditure	Amount
Network equipment purchases:	$1,750,000
General and administrative expenses:	$340,000
Professional fees and expenses, regulatory expenses:	$290,000
Tax media lease:	$200,000
Personnel costs in China:	$160,000
Service and maintenance fees on network:	$100,000
Miscellaneous and unallocated:	$160,000
Total:	$3,000,000

The $3,000,000 total above represents the Company's approximate working capital needs as of April 1, 2007. The Company believes that it has adequate working capital but will require additional working capital, through equity sales or other financing means, if it is to successfully develop scale in the digital media market.

The Company has only begun the commercial operations and earned minimal revenue as of the date hereof, and is considered a development stage company. The research, development and testing, including proof of concept of the technology and media operations was completed in 2006. Several advertising campaigns consisting of various formats of content have been sold thus far. I-level intends on focusing on selling advertising space on the proprietary i-level Mobile Media Network in China for the near to medium term and will look to expand into sales of products and services relating to the operation of digital media networks to third parties in the medium to long term.

Management believes that with successful completion of its Share Exchange Agreement private placement the Company now has sufficient capital to meet its obligations over the course of 2007.

The Company expects that it will require additional funding for anticipated costs of developing its business subsequent to June 2007. We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects, and other working capital requirements.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, which individually or in the aggregate is material to our investors.

ITEM 7. FINANCIAL STATEMENTS

The following audited consolidated financial statements of the Company are included in this annual report:

  Report of Independent Registered Public Accounting Firm;

  Consolidated Balance Sheets as at December 31, 2006 and 2005;

  Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from inception (August 23, 2005) to December 31, 2006;

  Consolidated Statements of Stockholders' Equity for the period from inception (August 23, 2005) to December 31, 2006;

  Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from inception (August 23, 2005) to December 31, 2006; and

  Notes to Financial Statements.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluate the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B.        OTHER INFORMATION

None.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The names, municipality of residence, age and position held by our directors and executive officers are as follows:

Name and Municipality of Residence	Age	Position Held
Aidan Sullivan Shanghai, PRC	28	Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director
Ian Sullivan Shanghai, PRC	34	Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and a director
Paul D. Brock Vancouver, British Columbia, Canada	43	Director
Johnny Lo Shanghai, PRC	48	Director
Leo Young Shanghai, PRC	48	Director

All directors have a term of office expiring at out next annual general meeting, unless they resign or are removed earlier in accordance with our bylaws. All officers serve at the discretion of our board of directors.

The following is a description of the business background of the directors and executive officers of our Company:

Aidan Sullivan - Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director

Aidan Sullivan is the founder of i-level Media Group and has been working in media related projects in China for more than 4 years.  Prior to founding i-level Media Systems, Mr. Sullivan worked with Torrence Capital advising Chinese SMEs on business development and venture financing.  He also has experience conducting market intelligence evaluations for Canadian companies looking to invest in China.  Before leaving Canada, Aidan worked as an Analyst with a venture capital firm, specializing in high technology project financing.  Aidan holds a B.A. (Honours) degree in International Relations and Commerce from the University of British Columbia.

Ian Sullivan - Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and a director

Ian Sullivan joined i-level Media Group in 2006 and has executive responsibility for sales, distribution, and partnerships.  Prior to joining i-level Systems Limited, he was a Sr. Account Manager with CNC Global, a Canadian IT Services firm, where he helped establish their practice in Montreal.  Ian has more than eight years of experience working in the high tech sector as a headhunter, staffing consultant, and business developer for major Canadian IT staffing and consulting companies.  Ian holds a Master of Business Administration degree (with Distinction) from HEC Montréal.

Paul D. Brock - Independent Director

Paul D. Brock has served as a director and an Executive Officer of our Company since March 8, 2007, to fill the vacancies in those positions created by the resignation of Adrian Ansell. He is a member of our Audit, Compensation and Corporate Governance Committees. Mr. Brock is a partner in FBP Capital Corp. an investment banking firm and private equity group. Mr. Brock has also been the President of Bent International Inc., a private company engaged in International Business and Trade consulting, from 1999 to the present. Mr. Brock is the Chairman of VendTek Systems Inc., a publicly traded company which develops software for the electronic distribution of financial services, through its subsidiaries VendTek Industries (Canada), VendTek Technologies (China) and VendTek Asia Pacific (Singapore). Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. Mr. Brock is also a director of Power Air Corporation and Zoro Mining Corp., which are reporting companies under the Exchange Act.

Johnny Lo - Independent Director

Johnny Lo is an independent consultant and veteran of the advertising industry in China.  He has been specialized in out-of-home media channels for more than 10 years.  Prior to being a consultant, Mr. Lo served as the Managing Director of Portland Outdoor (China), a media planning and buying agency.  He has consulted for other major media agencies and media owners including WPP and JC Decaux.  Mr. Lo's other experience includes more than 8 years with Leo Burnett Ltd., where he headed up the Media group and launched Starcom China, and 7 years in marketing management at Hong Kong's Mass Transit Railway Corp.  Mr. Lo holds a B.Sc. in Mathematics and an MBA from the University of Hong Kong. Mr. Lo is a member of our Audit, Compensation and Corporate Governance Committees.

Leo Young - Independent Director

Leo Young, an entrepreneur with a successful record of establishing technology firms in the United States and China, is currently President and CEO of Solar EnerTech, a Photovoltaic solar energy cell manufacturing enterprise based in Shanghai, China.  Prior to founding Solar EnerTech, he was the founder and CEO of InfoTech Essentials Inc., a leading energy-saving technology company in China.  Mr. Young holds an MBA from Fordham University, New York (2005), an M.A. from the Art Institute of Chicago (1985), and a BA from Tsinghua University of Beijing (1982). Mr. Young is a member of our Audit, Compensation and Corporate Governance Committees.

Significant Employees

Mars Zhang - Sales Director

Mars Zhang has been with i-level SoftComm since 2005 and has more than 7 years of experience in advertising in Shanghai as both an Account Director and Media Sales Director.  Prior to i-level SoftComm, Mars has worked for Discovery Channel and for a major Shanghai-based media agency.  Mars has experience with multiple formats of media including outdoor, magazine, and television, and has worked with clients such as Nestlé, Cadbury, and Hitachi.  Mars graduated from Holmes College in Australia with a major in Business Management and Marketing and he is a member of the Shanghai Advertising Association.

We have no significant employees other than the officers and directors described above.

Family Relationships

Aidan Sullivan, our company's Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director, and Ian Sullivan, our company's Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and a director, are brothers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

    any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

    being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

    being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the United States Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the SEC. They are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2006 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Audit Committee and Charter

The members of our Audit Committee are Messrs. Paul D. Brock, Johnny Lo and Leo Young.

Our Board of Directors has determined that Mr. Brock qualifies as a "financial expert" and that he is independent according to the standards for audit committee member independence prescribed by the American Stock Exchange. Our Audit Committee is responsible for: (i) the selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditory and any outside advisors engagement by the Audit Committee.

Code of Ethics

As the Company has been in the process of renegotiating certain agreements and raising capital, at this time, the Company has not adopted a formal Code of Ethics. The Company expects to adopt a formal Code of Ethics in the second quarter of 2007.

ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2006 (the "Named Executive Officers"):
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	LTIP payouts ($)	All Other Compen- sation ($)
James Gheyle, President and CEO	2006 2005(*)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	LTIP payouts ($)	All Other Compen- sation ($)
Adrian Ansell, Secretary, Treasurer and CFO	2006 2005(*)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(*)     Our company was only incorporated in August of 2005.

None of our directors received monetary compensation since our incorporation to the date of this Annual Report.

Option Grants

We have not granted any options to acquire our shares to date.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Employment Agreements

As a consequence of the Closing of the Share Exchange Agreement our Company has now entered into the following material Employment Agreements with the following Named Executive Officers of our company:

(a)       an Executive Services Agreement with Aidan Sullivan which provides for, among other matters, the yearly payment by the Company to Mr. Sullivan, in his capacity as the Company's President and Chief Executive Officer, of RMB120,000 and U.S. $45,600; and

(b)       an Executive Services Agreement with Ian Sullivan which provides for, among other matters, the yearly payment by the Company to Mr. Sullivan, in his capacity as the Company's Secretary and Chief Financial Officer, of RMB120,000 and U.S. $45,600.

The above Employment Agreements also provide that each of the CEO and CFO will be granted no less than 500,000 stock options exercisable at no more than $0.50 per stock option, for a period of not less than 10 years from date of grant. These options have not yet been granted and are pending the adoption of a stock option plan by our company.

The Employment Agreements were filed as Exhibits 10.2 and 10.3 to the Company's Current Report on Form 8-K dated March 21, 2007, and are incorporated herein by reference.

Indemnification

Pursuant to the company's Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the SEC, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

We are authorized to issue 1,025,000,000 common shares with a par value of $0.001 per share of which 52,646,668 shares are issued and outstanding as of April 13, 2007.

The following table sets forth, as of April 13, 2007, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director, each of our officers and all of our directors and officers as a group. To our knowledge, each person has sole voting and investment power with respect to the shares of common stock shown.

Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors:(2)
Aidan Sullivan Shanghai, PRC Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director	13,500,000	25.64%
Ian Sullivan Shanghai, PRC Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and a director	3,446,474	6.55%
Paul D. Brock Vancouver, British Columbia, Canada Director	Nil	Nil
Johnny Lo Shanghai, PRC Director	Nil	Nil
Leo Young Shanghai, PRC Director	Nil	Nil
Directors and Executive Officers as a Group (Six Persons):	16,846,474	32.19%

Name and Address of Beneficial Owner	Shares(1)	Percent
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors):
John P. Sullivan and Margaret I. Sullivan	7,641,133	14.51%

(1)   Based on 52,646,668 shares of common stock issued and outstanding as of March 20, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and except as noted below.

(2)   The address of the executive officers and directors is Suite 5B - 98 Liu He Road, Shanghai, PRC, 200001.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Changes in Control of the Registrant

To our knowledge, there are no arrangements that may result in a change of control of our Company.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

Except as disclosed below, there are no transactions, since the beginning of our Company's last fiscal year, or any currently proposed transactions, in which our Company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our Company's total assets at year-end for each of the fiscal years since the date of our incorporation, and in which any "related person" had or will have a direct or indirect material interest. "Related party" includes:

(a)       any of our directors or officers;

(b)       any person proposed as a nominee for election as a director;

(c)       any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

(d)       any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of any of the foregoing persons who has the same house as any of such person.

As a consequence of the completion of the Share Exchange Agreement:

(a)       an aggregate of 41,000,000 issued and outstanding common shares of our Company owned by James Gheyle and Adrian Ansell, the co-founders of our Company, were returned to treasury for cancellation; and

(b)       27,000,000 shares of common stock were issued to the i-level Shareholders at a deemed issue price of $0.425 per share (which reflects a 15% discount to the established fair market value of $0.50 per share). Mr. Aidan Sullivan and Ian Sullivan were directors and shareholders of i-level and, upon completion of the Share Exchange Agreement: (i) received, respectively, 13,500,000 and 3,446,474 shares of our common stock; and (ii) were appointed as directors and executive officers of our Company.

Transactions with Promoter

Since inception our only promoters have been James Gheyle and Adrian Ansell, former directors and executive officers of the Company, who have now returned to treasury for cancellation all of their shares of our Company as a condition and consequence of the Company's recent Closing of its acquisition of i-level Media Systems.

ITEM 13.        EXHIBITS
Exhibit Number	Description
3.1(1)	Articles of Incorporation.
3.2(1)	By-Laws.
10.1(2)	Share Exchange Agreement among the Company, the i-level Shareholders and i-level Media Systems, dated for reference effective on January 29, 2007(2)
10.2 and 10.3(3)	Share Exchange Agreement among the Company, the i-level Shareholders and i-level Media Systems, dated for reference effective on January 29, 2007(2)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference from our Company's registration statement on Form SB-2 as filed with the SEC on March 17, 2006.

(2)     Incorporated by reference from our Company's Current Report on Form 8-K as filed with the SEC on February 1, 2007.

(3)     Incorporated by reference from our Company's Current Report on Form 8-K as filed with the SEC on March 21, 2007.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of our interim financial statements in 2006 and 2005 and the audit of our annual financial statements for the period ending December 31, 2006 and 2005 were approximately $17,049 and $5,350, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

We did not pay any fees to our auditors for professional services for tax compliance, tax advice, and tax planning for the years ended December 31, 2006 and 2005.

All Other Fees

We did not pay any fees to our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting in the years ended December 31, 2006 and 2005.

Pre-approval Policies

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

__________

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of i-level Media Group Incorporated (formerly Jackson Ventures, Inc.)

We have audited the balance sheets of i-level Media Group Incorporated (formerly Jackson Ventures, Inc.) (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended and for the period from August 23, 2005 (inception) to December 31, 2005 and the period from August 23, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from August 23, 2005 (inception) to December 31, 2005 and the period from August 23, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized losses of $133,897 since inception and further losses are anticipated. The Company requires additional funds to develop its mineral properties and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

March 26, 2007
Vancouver, Canada

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
	December 31, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	5,667	75,959

Total Assets	5,667	75,959

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	32,564	6,938

Total Liabilities	32,564	6,938

Nature and Continuance of Operations (Notes 1)

Stockholders' (Deficit) Equity

Common Stock, 1,025,000,000 shares authorized, $0.001 par value 58,015,000 shares issued and outstanding	58,015	58,015

Additional Paid-in Capital	28,985	28,985

Donated Capital (Note 3)	20,000	5,000

Deficit Accumulated During the Exploration Stage	(133,897)	(22,979)

Total Stockholders' (Deficit) Equity	(26,897)	69,021

Total Liabilities and Stockholders' (Deficit) Equity	5,667	75,959

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated From August 23, 2005 (Date of Inception) to December 31,	For the Year Ended December 31,	Accumulated From August 23, 2005 (Date of Inception) To December 31,
	2006	2006	2005
	$	$	$

Revenue	-	-	-

Expenses

Foreign exchange	(1,255)	(1,328)	73
General and administrative (Note 3)	21,422	16,371	5,051
Mineral property costs (Note 4)	28,487	17,357	11,130
Professional fees	85,243	78,518	6,725

Total Expenses	133,897	110,918	22,979

Net Loss	(133,897)	(110,918)	(22,979)

Net Loss Per Share - Basic and Diluted		$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted		58,015,000	30,244,060

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From August 23, 2005 (Date of Inception) to December 31,	For the Year Ended December 31,	Accumulated From August 23, 2005 (Date of Inception) To December 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(133,897)	(110,918)	(22,979)

Adjustments to reconcile net loss to cash
Donated services and expenses	20,000	15,000	5,000

Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	32,564	25,626	6,938

Net Cash Used in Operating Activities	(81,333)	(70,292)	(11,041)

Financing Activities

Proceeds from issuance of common stock	87,000	-	87,000

Net Cash Provided by Financing Activities	87,000	-	87,000

Increase (Decrease) in Cash	5,667	(70,292)	75,959

Cash - Beginning	-	75,959	-

Cash - End	5,667	5,667	75,959

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Statement of Stockholders' (Deficit) Equity
From August 23, 2005 (Date of Inception) to December 31, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid-in	Donated	Exploration
	Stock	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - August 23, 2005 (Date of Inception)	-	-	-	-	-	-

September 30, 2005: Issued for cash at $0.0001 per share	41,000,000	41,000	(37,000)	-	-	4,000

December 30, 2005: Issued for cash at $0.005 per share	17,015,000	17,015	65,985	-	-	83,000

Donated services and expenses	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	(22,979)	(22,979)

Balance - December 31, 2005	58,015,000	58,015	28,985	5,000	(22,979)	69,021

Donated services and expenses	-	-	-	15,000	-	15,000

Net loss	-	-	-	-	(110,918)	(110,918)

Balance - December 31, 2006	58,015,000	58,015	28,985	20,000	(133,897)	(26,897)

On January 26, 2007, the Company effected a 10.25:1 forward stock split of the authorized, issued and outstanding common stock (Note 4). All share amounts have been retroactively adjusted for all periods presented.

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006

1.   Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on August 23, 2005 under the name Jackson Ventures, Inc. The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective June 19, 2006, to register 17,015,000 post-forward split shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company entered into an agreement and plan of merger (the "Merger Agreement") dated February 23, 2007 with i-level Media Group Incorporated, a Nevada corporation and wholly-owned subsidiary of Jackson Ventures, Inc. Pursuant to the terms of the Merger Agreement, i-level Media Group Incorporated merged with and into Jackson Ventures, Inc. with Jackson Ventures, Inc. carrying on as the surviving corporation under the name "i-level Media Group Incorporated." On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-level Media Systems Limited ("i-level Systems"), a private company incorporated under the laws of the British Virgin Islands. i-level Systems owns 100% of i-level SoftComm (Shanghai) Company Ltd. ("i-level SoftComm"), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the "PRC"). i-level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the City of Shanghai, in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-level Systems was completed on March 20, 2007 and the Company now trades on the OTCBB under the symbol "ILVL". The total purchase price for all issued and outstanding shares of i-level Systems was satisfied by the issuance of 27,000,000 shares of post-forward split restricted common stock of the Company. See Note 6 for full disclosure of this transaction and related financing transactions. The Company is, effective March 20, 2007, a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises".

The Company's initial operations included the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. Management has changed its primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 6 to continue expanding its business operations and attain profitable operations. As at December 31, 2006, the Company had a working capital deficit of $26,897 and had accumulated losses of $133,897 since inception. Since inception, the Company has funded operations through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   Summary of Significant Accounting Policies

a)   Organization

The Company was incorporated in the State of Nevada on August 23, 2005. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

b)   Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

c)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)   Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments.

e)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)   Mineral Property Costs

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 "Whether Mineral Rights are Tangible or Intangible Assets" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at their estimated fair value at the time the shares are due under the terms of the property acquisition agreements.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

g)   Financial Instruments

The fair value of financial instruments, which include cash and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

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

k)   Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

a)   During the year ended December 31, 2006, the Company recognized a total of $12,000 for donated services at $500 per month provided by the President, and $500 per month provided by the Chief Financial Officer. During the period from August 23, 2005 (inception) to December 31, 2006, the Company recognized a total of $16,000 for donated services at $500 per month provided by the President, and $500 per month provided by the Chief Financial Officer.

b)   During the year ended December 31, 2006, the Company recognized a total $3,000 for donated rent at $250 per month provided by the President of the Company. During the period from August 23, 2005 (inception) to December 31, 2006, the Company recognized a total $4,000 for donated rent at $250 per month provided by the President of the Company.

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006

4.   Mineral Properties

The Company entered into an Agreement dated December 28, 2005, to acquire a 100% interest in 13 mining claims located in the La Plata Mining Division of Colorado in consideration for $9,500 subject to a 1.5% net smelter royalty. The purchase price of $9,500 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. During the period ended December 31, 2005, the Company incurred $1,630 of exploration expenditures which have been charged to operations. During the year ended December 31, 2006, the Company incurred $17,357 of exploration expenditures which have been charged to operations.

5.   Common Stock

a)   On January 26, 2007, the Company effected a 10.25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share to 1,025,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding share capital increased from 5,660,000 shares of common stock to 58,015,000 shares of common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 10.25:1 forward stock split on January 26, 2007 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

b)   On December 30, 2005, the Company issued 17,015,000 post-forward split shares of common stock pursuant to a private placement for cash proceeds of $83,000.

c)   On September 30, 2005, the Company issued 20,500,000 post-forward split shares of common stock to the President and 20,500,000 post-forward split shares of common stock to the Chief Financial Officer for cash proceeds of $4,000.

6.   Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of approximately $113,900, which commence expiring in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

	2006	2005

Loss before income taxes	$ (110,918)	$ (22,979)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(38,821)	(8,043)

Decrease resulting from:
Donated services	5,250	1,750
Valuation allowance	33,571	6,293
Future income tax provision (recovery)	$ -	$ -

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006

6.   Income Taxes (continued)

The components of the net deferred tax asset at December 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31, 2006 $	December 31, 2005 $

Net Operating Losses	113,900	18,000

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	39,900	6,300

Valuation Allowance	(39,900)	(6,300)

Net Deferred Tax Asset	-	-

7.   Subsequent Events

a)   On January 29, 2007, the Company entered into a Share Exchange Agreement (the "SEA") to acquire the business of i-level Media Systems Limited ("i-level Systems"), a company incorporated under the laws of the British Virgin Islands.  The closing of the SEA occurred on March 20, 2007 and the total purchase price for all issued and outstanding shares of i-level Systems has been satisfied by the issuance of an aggregate of 27,000,000 shares of post-forward split restricted common stock of the Company.  Additional terms of the SEA include the Company's agreement to:

i.     advance, by way of a secured loan or loans (collectively, the "Loan") to i-level Systems, an aggregate principal sum of up to $2,000,000; $500,000 of which (the "Initial Loan") was advanced prior to the effective date of the SEA and an additional maximum amount of $1,500,000, to be secured through a private placement as noted in Note 6(a) iii. below, was to be advanced prior to the closing of the SEA.

Pursuant to the terms of the SEA each Initial Loan Lender had the right, exercisable until the close of business on the date of maturity of the Initial Loan, to convert any principal sum or any other sum owing under the Initial Loan to such Lender into post-forward split units of the Company (each a "Loan Unit") at an agreed settlement price of $0.10 per Loan Unit, with each Loan Unit being comprised of one post-forward split common share and one-quarter of one post-forward split non-transferable share purchase warrant, and with each such whole Loan Unit warrant being exercisable for a period of six months from the date of issuance of the Loan Units at an exercise price of $0.50 per warrant common share.

On closing of the SEA the $500,000 Initial Loan was converted into 5,000,000 post-forward split units at $0.10 per unit for cash proceeds of $500,000.

ii.    settle upon closing of the SEA, $309,507 of certain i-level Systems debt through the issuance of up to 1,000,000 restricted common shares at a settlement price of $0.30 per share.

On closing of the SEA, the Company completed a debt conversion private placement for 1,031,668 post-forward split common shares at $0.30 per share to settle $309,501 of debt for i-level Systems.

iii.   raise, by way of a private placement of common shares or units (each a "Unit") of the Company (the "Private Placement"), a minimum of $1,000,000 and a maximum of $5,000,000 at a subscription price of not less than $0.50 per post-forward split Unit, with each Unit being comprised of not greater than one post-forward split common share and one-half of one post-forward split non-transferable share purchase warrant, and with each such whole warrant being exercisable for not greater than one additional common share for a period of nine months from the date of issuance of the Units at an exercise price of not less than $1.00 per Unit.

i-level Media Group Incorporated

(Formerly Jackson Ventures, Inc.)

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2006

During January 1, 2007 through March 26, 2007 the Company received subscriptions for 2,600,000 post-forward split units at $0.50 per unit for cash proceeds of $1,300,000.  Each unit is comprised of one post-forward split common share and one-half of one post-forward split non-transferable share purchase warrant.  Each such whole warrant is exercisable for one additional common share for a period of nine months from the date of issuance of the units at an exercise price of $1.00 per unit.

iv.    cause not less than 41,000,000 founders' common shares to be returned to treasury and cancelled at or prior to the closing of the SEA.

A total of 41,000,000 founders' common shares have been returned to treasury and cancelled pursuant to the SEA.

b)   Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary and CFO of the Company.  Effective March 20, 2007, each will be paid a total of $5,000 for per month for their services, for a term of eighteen months.  The ES Agreements also provide that each of the CEO and CFO will be granted no less than 500,000 stock options exercisable at no more than $0.50 per stock option, for a period of not less than 10 years from date of grant.   These options have not yet been granted and are pending the adoption of a stock option plan.

__________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 I-LEVEL MEDIA GROUP INCORPORATED

 Per:

 /s/ "Aidan Sullivan"
_____________________________________
Aidan Sullivan
Executive Chairman, President Chief Executive Officer,
Principal Executive Officer and a director
Date: April 16, 2007.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:

 /s/ "Aidan Sullivan"
_____________________________________
Aidan Sullivan
Executive Chairman, President Chief Executive Officer,
Principal Executive Officer and a director
Date: April 16, 2007.

Per:

/s/ "Ian Sullivan"

_____________________________________

Ian Sullivan

Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer,

Principal Accounting Officer and a director

Date:  April 16, 2007.

Per:

/s/ "Johnny Lo"
_____________________________________
Johnny Lo
Director
Date: April 16, 2007.

Per:

/s/ "Leo Young"
_____________________________________
Leo Young
Director
Date: April 16, 2007.

Per:

/s/ "Paul D. Brock"
_____________________________________
Paul D. Brock
Director
Date: April 16, 2007.

__________