Form 10QSB
period 2007-03-31
I-LEVEL MEDIA GROUP INC
filed 2007-05-18
CIK 1355559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for
             the quarterly period ended March 31, 2007

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for
             the transition period from _____ to _____

Commission File Number: 000-52069

i-level media group incorporated
(Name of small business issuer in its charter)

Nevada	98-0466350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5B - 98 Liu He Road Shanghai, PRC	200001
(Address of principal executive offices)	(Zip Code)

+8621 5301 8935
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 53,046,668 shares of common stock as of May 18, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

I-LEVEL MEDIA GROUP INCORPORATED

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2007

FORWARD-LOOKING STATEMENTS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors that may cause our or our Company's actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of i-level Media Group Incorporated are included in this Quarterly Report on Form 10-QSB:

(*) As more fully described in this Quarterly Report, for accounting purposes, the change of control of i-level Media Group Incorporated by the shareholders of i-level Media Systems Limited on March 20, 2007, as described herein, constitutes a re-capitalization of i-level Systems Limited, and the acquisition by i-level Media Group Incorporated of all of the issued and outstanding shares of i-level Systems Limited is accounted for as a reverse merger whereby the legal acquirer, i-level Media Group Incorporated, is treated as the acquired entity, and the legal subsidiary, i-level Media Systems Limited, is treated as the acquiring company with the continuing operations.

__________

BKR Lew & Barr Ltd.

Certified Public Accountants

12th Floor, Dina House
Ruttonjee Centre
11 Duddell Street
Hong Kong

Tel:                  (852) 2521 2328
Fax:                 (852) 2525 9890
Email:              letters@lewbarr.com
Website:         www.bkrlewbarr.com

Report of the Independent Auditors to the Shareholders of i-Level Media Systems Limited
(Incorporated in the British Virgin Islands with limited liability)

We have audited the accompanying consolidated balance sheets of i-Level Media Systems Limited (A Development Stage Company) and its subsidiary company (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of i-Level Media Systems Limited and its subsidiary company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United State of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and net working capital deficiency position raise substantial doubt about its ability to continue as a going concern. Management of the Company is developing a plan to raise sufficient capital through debt and/or equity financings. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BKR Lew & Bar Limited

Nilar Tan Chan
Director
Shanghai, People's Republic of China
May 18, 2007

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31, 2007 $	December 31, 2006 $	December 31, 2005 $
	(unaudited)	(audited)	(audited)

ASSETS

Current Assets

Cash and equivalents	571,997	121,654	34,653
Prepaid expenses and other current assets	138,795	12,023	-

Total Current Assets	710,792	133,677	34,653

Property and Equipment (Note 3)	903,156	582,548	350,803

Total Assets	1,613,948	716,225	385,456

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	109,254	28,920	1,931
Promissory note (Note 5(a))	-	100,000	-
Short-term secured loans (Note 5(c))	-	500,000	-
Short-term unsecured loans (Note 5(b))	-	309,501	106,961
Other short-term debt (Note 5(d))	200,000	-	-
Current portion of capital lease obligation (Note 5)	1,993

Total Current Liabilities	311,247	938,421	108,892

Capital Lease Obligation (Note 5)	3,825	-	-

Loans Payable (Note 6)	-	-	749,999

Total Liabilities	315,072	938,421	858,891

Nature and Continuance of Operations (Notes 1)

Stockholders' (Deficit) Equity

Common Stock, 1,025,000,000 shares authorized, $0.001 par value 52,646,668 shares issued and outstanding (December 31, 2006 - 20,000 shares issued, par value $15, December 31, 2005 - 1 share issued, par value $1)	52,647	300,000	1

Additional Paid-in Capital	2,569,714	450,000	-

Other Comprehensive Income (Loss)	(1,553)	3,909	3,234

Deficit Accumulated During the Development Stage	(1,321,932)	(976,105)	(476,670)

Total Stockholders' (Deficit) Equity	1,298,876	(222,196)	(473,435)

Total Liabilities and Stockholders' (Deficit) Equity	1,613,948	716,225	385,456

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From May 23, 2005 (Date of Inception) to March 31,	For the Three Months Ended March 31,	For the Three Months Ended March 31	For the Year Ended December 31,	For the Year Ended December 31,
	2007	2007	2006	2006	2005
	$	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(audited)	(audited)

Revenue	12,187	641	54	6,271	5,275

Direct Costs	(624,943)	(195,178)	(23,755)	(302,521)	(127,244)

Loss Before Operating Expenses	(612,756)	(194,537)	(23,214)	(296,250)	(121,969)

Operating Expenses

Research and development	67,902	-	-	-	-
General and administrative	600,269	134,519	20,290	177,919	193,651

Total Expenses	668,171	134,519	20,290	177,919	193,651

Loss from Operations	(1,280,927)	(329,056)	(43,504)	(474,169)	(315,620)

Other expenses

Interest expense	(41,005)	(16,771)	(2,495)	(25,266)	(218)

Net Loss for the Period	(1,321,932)	(345,827)	(45,999)	(499,435)	(315,402)

Net Loss Per Share - Basic and Diluted		(.01)	-	(.01)	(.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted		52,646,668	52,646,668	52,646,668	52,646,668

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From May 23, 2005 (Date of	For the Three Months	For the Three Months	For the	For the
	Inception)	Ended	Ended	Year Ended	Year Ended
	To March 31,	March 31,	March 31,	December 31,	December 31,
	2007	2007	2006	2006	2005
	$	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(audited)	(audited)

Operating Activities

Net loss	(1,305,161)	(329,056)	(45,999)	(499,435)	(315,402)

Adjustments to reconcile net loss to cash

Depreciation	159,313	36,534	15,786	78,000	44,360

Change in operating assets and liabilities

Prepaid expenses and other current assets	(138,795)	(126,772)	-	(12,023)	606
Increase in accounts payable and accrued liabilities	(127,886)	(131,555)	2,495	26,989	984

Net Cash Used in Operating Activities	(1,412,529)	(550,849)	(27,718)	(406,469)	(269,452)

Investing Activities

Purchase of property and equipment	(1,043,455)	(352,662)	-	(296,800)	(332,607)

Net Cash to Investing Activities	(1,043,455)	(352,662)	-	(296,800)	(332,607)

Financing Activities

Proceeds from issuance of common stock	1,300,001	1,300,000	-	-	-
Proceeds from loans - long-term	749,999	-	-	-	500,000
Proceeds from issuance of short-term debt	1,134,752	200,000	-	802,540	106,961
Repayment of short-term debt	(125,251)	(125,251)	-	-	-

Net Cash Provided by Financing Activities	3,059,501	1,374,749	-	802,540	606,961

Effect of Exchange Rate Changes	(31,520)	(20,895)	-	(12,270)	1,507

Increase in Cash	571,997	450,343	(27,718)	87,001	6,409

Cash - Beginning of Period	-	121,654	34,653	34,653	28,244

Cash - End of Period	571,997	571,997	6,935	121,654	34,653

Supplemental Disclosures
Interest paid	-	18,955	-	-	-
Income taxes paid	-	-	-	-	-

Non-cash Financing and Investing Activities
Assumption of liabilities in reverse merger	237,140	237,140	-	-	-
Settlement of debt with shares	1,559,500	809,501	-	749,999	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From May 23, 2003 (Date of Inception) to March 31, 2007
(Expressed in U.S. dollars)

					Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Development
	Stock	Amount	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$

Issuance of Shares on May 23, 2003 (Inception)	1	1	-	-	-	1
Net Loss for the Period from May 23, 2003 to December 31, 2004					(161,268)	(161,268)
Effect of Exchange Rate Difference	-	-	-	138		138

Balance - December 31, 2004 (audited)	1	1	-	138	(161,268)	(161,129)
Net Loss for the Year					(315,402)	(315,402)
Effect of Exchange Rate Difference	-	-	-	3,096	-	3,096

Balance - December 31, 2005 (audited)	1	1	-	3,234	(476,670)	(473,435)
November 14, 2006 - Issuance of Shares to settle related party loans	24,999	24,999	125,000	-	-	149,999
November 14, 2006 - Change of Par Value from $1 per Share to $15 per Share	(23,333)	-	-	-	-	-
November 14, 2006 - Dividend	8,333	125,000	(125,000)	-	-	-
November 22, 2006 - Issuance of shares to settle related party loans	10,000	150,000	450,000	-	-	600,000
Net Loss for the Year	-	-	-	-	(499,435)	(499,435)
Effect of Exchange Rate Difference	-	-	-	675	-	675

Balance - December 31, 2006 (audited)	20,000	300,000	450,000	3,909	(976,105)	(222,196)

March 20, 2007 - Recapitalization Transactions (Note 10)
Change in Par Value of Legal Parent from $15 per Share to $.001 per Common Share	-	(299,980)	299,980	-	-	-
Shares acquired by Legal Parent	(20,000)	(20)	20	-	-	-
Shares of i-Level Media Group Incorporated	58,015,000	58,015	(58,015)	-	-	-
Cancellation of founders shares	(41,000,000)	(41,000)	41,000	-	-	-
Shares issued to shareholders of i-Level Media Systems to effect the reverse merger	27,000,000	27,000	(27,000)	-	-	-
Net liabilities assumed in reverse merger			(237,140)	-	-	(237,140)
Shares issued to settle debt at $.10 per share	5,000,000	5,000	495,000	-	-	500,000
Shares issued to settle debt at $.30 per share	1,031,668	1,032	308,469	-	-	309,501
Shares issued in $0.50 per unit private placement	2,600,000	2,600	1,297,400	-	-	1,300,000
Net Loss for the Period	-	-	-	-	(345,827)	(345,827)
Effect of Exchange Rate Difference	-	-	-	(5,462)	-	(5,462)

Balance - March 31, 2007 (unaudited)	52,646,668	52,647	2,569,714	(1,553)	(1,321,932)	1,298,876

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

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

On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited ("i-:Level Systems"), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. i-Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. ("i-Level SoftComm"), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the "PRC") on August 12, 2004. I-Level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the City of Shanghai, in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. PRC regulations currently limit foreign ownership of companies that provide advertising services, including out-of-home video advertising services. To comply with these regulations, the Company conducts all of its advertising services through a third party advertising agency which has all the necessary licences and permits for providing advertising services in the PRC. The acquisition of i-Level Systems was completed on March 20, 2007 and the Company now trades on the OTCBB under the symbol "ILVL". The total purchase price for all issued and outstanding shares of i-Level Systems was satisfied by the issuance of 27,000,000 shares of post-forward split restricted common stock of the Company. See Note 10 for full disclosure of this transaction and related financing transactions. The Company is, effective March 20, 2007, a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition is considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems will constitute the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems will be reported from March 20, 2007 forward.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 10 to continue expanding its business operations and attain profitable operations. As at March 31, 2007, the Company had working capital of $400,056 and had accumulated losses of $1,321,932 since inception. Since inception, the Company has funded operations through the issuance of capital stock and related party loans. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

2.   Summary of Significant Accounting Policies

a)   Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31. These consolidated financial statements include the financial statements of the Company and its subsidiary company's i-Level Systems and i-Level Softcomm. All material inter-company balances and transactions have been eliminated on consolidation. The statement of operations prior to March 20, 2007 include the consolidated accounts of i-Level Systems and i-Level Softcomm only.

b)   Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, stock-based compensation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)   Property and Equipment

Equipment is comprised of flat-panel video advertising display units and office equipment and is presented at cost less accumulated depreciation and impairment, if any. Depreciation is provided to write-off the cost of equipment over their estimated useful lives after taking into account their estimated residual value, using the straight-line method, over five years after 10% residual value.

e)   Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable or exceeds fair value.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

f)   Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments. Prior to, and as at March 31, 2007, the only potentially dilutive common shares are warrants as described in Note 10(a) and (e).

g)   Comprehensive Loss

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, December 31, 2006 and December 31, 2005, the Company's only item that represents comprehensive income (loss) is the exchange rate effect of translating its PRC subsidiary from Reminbi into US dollars. The comprehensive income (loss) for those periods are $(5,462), $675, and $3,096, respectively.

h)   Mineral Property Costs

The Company's prior business activity was in the exploration stage since the formation of Jackson Venture Inc. on August 23, 2005 and did not realize any revenues from these originally planned operations. The Company was primarily engaged in the acquisition and exploration of mining properties up until March 20, 2007. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)   Financial Instruments

The fair value of financial instruments, which include cash, other current assets, accounts payable and accrued liabilities, and short-term loans were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

j)   Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as a principal using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent. Revenue represents the invoiced values of service, net of business taxes. The Company's revenue is derived from sales of out-of-home video advertising timeslots and is recognised rateably over the period in which advertisements are displayed. Accordingly, revenue is recognised when all four of the following criteria are met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the service has occurred; (iii) the price of the services is both fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured.

k)   Research and Development Cost

Research and development costs are expensed as incurred.

l)   Advertising Cost

Advertising costs are expenses as incurred.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

m)   Income Taxes

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

n)   Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar ("US dollar"). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into the US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year converted into US dollar at the applicable rates of exchange prevailing at the first day of the month transactions occurred. Transaction gains and losses are recognized in the statement of operations. The financial records of the Company's PRC subsidiary are maintained in its local currency, the Renminbi ("RMB"), which is its functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, and gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss) in the statement of stockholders' equity.

o)   Significant Risks and Uncertainties

The Company's management believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: the Company's limited operating history; advances and trends in new technologies and industry standards; competition from other competitors; regulatory or other PRC related factors; risks associated with the Company's ability to attract and retain employees necessary to support its growth; and risks associated with the Company's growth strategies; and general risks associated with the advertising industry.

p)   Stock-based Compensation

Prior to January 1, 2006, the Company recorded stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which established a fair value based method of accounting for stock-based awards, and recognized compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. There was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

q)   Recent Accounting Pronouncements

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

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

q)   Recent Accounting Pronouncements (continued)

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

r)   Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Property and Equipment and Obligation Under Capital Lease

Property and equipment is comprised of the following:
	March 31, 2007	December 31, 2006	December 31, 2005
	$	$	$
	(unaudited)	(audited)	(audited)

Flat-panel video advertising display units	970,973	688,073	389,684
Office equipment	17,159	4,309	4,309
Leasehold improvements	53,855	-	-
Equipment under capital lease	8,875	-	-

	1,050,862	692,382	393,993
Less: Accumulated depreciation	(159,313)	(122,779)	(44,779)
Exchange difference	11,607	12,945	1,589

Net Carrying Value	903,156	582,548	350,803

During the quarter ended March 31, 2007 a total of $133 of depreciation was charged to operations relating to equipment under capital lease.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

3.   Property and Equipment and Obligation Under Capital Lease (continued)

Obligation Under Capital Lease

Future minimum lease payments for obligations under capital leases as at March 31, 2007 are as follows:
$

2007	2,336
2008	2,336
2009	1,752

6,424
Amount representing interest	606

5,818

Current portion	1,993

3,825

4.   Accounts Payable and Accrued Liabilities
	March 31, 2007	December 31, 2006	December 31, 2005
	$	$	$
	(unaudited)	(audited)	(audited)

Accounts payable	16,285	-	-
Accrued expenses	69,227	2,970	1,931
Accrued interest (Note 5)	23,043	25,251	-
Welfare benefits payable	699	699	-

	109,254	28,920	1,931

5.   Short-term Debt

a)   Promissory Note Payable - The note was non-interest bearing and had no fixed terms of repayment. The note had restrictive covenants that limited the Company's ability to sell, transfer, assign or dispose of any assets pledged as security for the payment of this note. This note was repaid in March, 2007.

b)   Short-term Unsecured Loans - i-Level Systems received short-term loans bearing interest at 9% per annum, compounded semi-annually, without fixed terms of repayment. On March 20, 2007 a total of $309,501 of these loans were settled by issuing 1,031,668 common shares of the Company at $0.30 per share. A total of $18,955 of accrued interest to December 31, 2006 was paid in March 2007. A total of $6,029 of accrued interest during the quarter ended March 31, 2007 and up until debt settlement has been included in accrued liabilities.

c)   Short-term Secured Loans - i-Level Systems received two short-term loans in the amount of $250,000 each. The short-term loans bear interest at 9% per annum and compounded semi-annually. Principal amounts and any outstanding accrued interest are to be repaid on demand. The loans are secured by the property and equipment and current assets of the Company and contain financial covenants and restrictions on indebtedness. On March 20, 2007 the principal amount of $500,000 was settled by issuing 5,000,000 Loan Units of the Company at $0.10 per Loan Unit as described in Note 10(a). Accrued interest to March 31, 2007 of $17,014 was charged to operations and has been included in accrued liabilities.

d)   Other Short-term Debt - The Company received a short-term loan of $200,000 on March 22, 2007 without interest or fixed terms of repayment. This loan was settled on April 18, 2007 by the Company issuing 400,000 private placement units at $0.50 per unit as described in Note 10(c).

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

6.   Loans Payable

	March 31,	December 31,	December 31,
	2007	2006	2005
	$	$	$
	(unaudited)	(audited)	(audited)

Loans payable	-	-	749,999

These loans were due to shareholders of i-Level Systems, and were interest-free and payable on demand. In November 2006, i-Level Systems entered into several share subscription agreements with the shareholders to convert the above loans to Ordinary Shares of i-Level Systems (See Note 7).

7.   Ordinary Share Activity of i-Level Systems

i-Level Systems had 50,000 shares of authorised Ordinary Shares having a par value of US$1 each up to November 14, 2006, of which 1 Ordinary Share was issued.

On November 13, 2006, the Company issued an additional 24,999 Ordinary Shares for total subscription consideration of US$149,999, which was settled by way of setting off a loan.

On November 14, 2006, the Company increased its authorized share capital from US$50,000 to US$750,000 by changing the par value of the Ordinary Shares such that the authorized shares of 50,000 shares of US$1 each were changed to 50,000 shares of US$15 each. Accordingly, the share capital comprising of 25,000 Ordinary Shares of US$1 each then issued and outstanding were changed to 1,666 2/3 issued and outstanding shares at a par value of US$15 each.

On November 14, 2006, the Board of Directors declared a dividend by way of a stock dividend whereby the amount of US$125,000 standing in the share premium account was capitalized and distributed as stock dividends comprising 8,333 1/3 Ordinary Shares with a par value of US$15 each.

On November 22, 2006, the Company issued 10,000 Ordinary Shares of par value US$15 each to the lenders as set out in Note 6 above for the total subscription consideration of US$600,000, which amount was settled by way of setting off the loans from the lenders.

8.   Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management.

a)   See Notes 6 and 7 for related party debt settlements.

b)   Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary and CFO of the Company. Effective March 20, 2007, each will be paid a total of $5,000 per month for their services, for a term of eighteen months. The ES Agreements also provide that each of the CEO and CFO will be granted no less than 500,000 stock options exercisable at no more than $0.50 per stock option, for a period of not less than 10 years from date of grant. These options have not yet been granted and are pending the adoption of a stock option plan.

9.   Mineral Properties

The Company entered into an Agreement dated December 28, 2005, to acquire a 100% interest in 13 mining claims located in the La Plata Mining Division of Colorado in consideration for $9,500 subject to a 1.5% net smelter royalty. The purchase price of $9,500 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. During the period ended December 31, 2005, the Company incurred $1,630 of exploration expenditures which were charged to operations of Jackson Ventures, Inc. During the year ended December 31, 2006, the Company incurred $17,357 of exploration expenditures which have been charged to operations of Jackson Ventures, Inc. These claims have lapsed.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

10.   Acquisition of i-Level Systems and Related Financing Transactions

On January 29, 2007, the Company entered into a Share Exchange Agreement (the "SEA") to acquire the business of i-level Media Systems Limited ("i-level Systems"), a company incorporated under the laws of the International Business Act of the British Virgin Islands. The closing of the SEA occurred on March 20, 2007 and the total purchase price for all issued and outstanding shares of i-level Systems has been satisfied by the issuance of an aggregate of 27,000,000 shares of post-forward split restricted common stock of the Company. Additional terms of the SEA include the Company's agreement to:

a)   advance, by way of a secured loan or loans (collectively, the "Loan") to i-level Systems, an aggregate principal sum of up to $2,000,000; $500,000 of which (the "Initial Loan") was advanced prior to the effective date of the SEA and an additional maximum amount of $1,500,000, to be secured through a private placement as noted in (c) below, was to be advanced prior to the closing of the SEA.

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

b)   On closing of the SEA, the Company completed a debt conversion private placement for 1,031,668 post-forward split common shares at $0.30 per share to settle $309,501 of debt for i-level Systems.

c)   raise, by way of a private placement of common shares or units (each a "Unit") of the Company (the "Private Placement"), a minimum of $1,000,000 and a maximum of $5,000,000 at a subscription price of not less than $0.50 per post-forward split Unit, with each Unit being comprised of not greater than one post-forward split common share and one-half of one post-forward split non-transferable share purchase warrant, and with each such whole warrant being exercisable for not greater than one additional common share for a period of nine months from the date of issuance of the Units at an exercise price of not less than $1.00 per Unit.

During January 1, 2007 through March 26, 2007 the Company received subscriptions for 2,600,000 post-forward split units at $0.50 per unit for cash proceeds of $1,300,000. Each unit is comprised of one post-forward split common share and one-half of one post-forward split non-transferable share purchase warrant. 1,300,000 warrants are exercisable into one additional common share at an exercise price of $1.00 per share unit expiring December 20, 2007.

d)   cause not less than 41,000,000 founders' common shares to be returned to treasury and cancelled at or prior to the closing of the SEA.

A total of 41,000,000 founders' common shares have been returned to treasury and cancelled pursuant to the SEA.

11.   Common Stock Issuances Prior to Reverse Merger

a)   On January 26, 2007, Jackson Ventures Inc. effected a 10.25:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share to 1,025,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding share capital increased from 5,660,000 shares of common stock to 58,015,000 shares of common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 10.25:1 forward stock split on January 26, 2007 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

b)   On December 30, 2005, Jackson Ventures Inc. issued 17,015,000 post-forward split shares of common stock pursuant to a private placement for cash proceeds of $83,000.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

11.   Common Stock Issuances Prior to Reverse Merger (continued)

c)   On September 30, 2005, Jackson Ventures Inc. issued 20,500,000 post-forward split shares of common stock to the former President and 20,500,000 post-forward split shares of common stock to the former Chief Financial Officer for cash proceeds of $4,000.

12.   Warrants Outstanding

# of Warrants	Exercise Price	Expiry Date

1,250,000	$0.50	September 20, 2007

1,300,000	$1.00	December 20, 2007

13.   Commitments

Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary and CFO of the Company. Effective March 20, 2007, each will be paid a total of $5,000 per month for their services, for a term of eighteen months. The ES Agreements also provide that each of the CEO and CFO will be granted no less than 500,000 stock options exercisable at no more than $0.50 per stock option, for a period of not less than 10 years from date of grant. These options have not yet been granted and are pending the adoption of a stock option plan.

14.   Economic Dependence

The Company currently buys all of its flat panel display units, a major operating asset of the Company, from one supplier. Also, the supplier is responsible for the maintenance of these flat panel display units. Although these display units were tailor-made by the supplier for the purpose of the Company, management believes that other suppliers could provide similar assets and services on comparable terms. A change in suppliers and service providers, however, may cause delay in the operation and a possible loss of revenue, which would affect operating results adversely.

15.   Contribution Plan in the PRC

Full time employees of the subsidiary in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labour regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries.

16.   Income Taxes

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

British Virgin Island Tax

The Company's operations are not subject to taxation in the British Virgin Islands.

United States Income Tax

United States Federal income tax losses incurred from August 23, 2005 (date of inception of Jackson Ventures Inc.) to March 20, 2007 (date of change of control) of $324,000 are no longer available to the Company pursuant to the change of control rules of Section 382 of the Internal Revenue Code.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(unaudited)

16.   Income Taxes (continued)

PRC Income Tax

The Company's subsidiary in the PRC is subject to the Foreign Enterprise Income Tax. No PRC income tax has been provided as the Company's subsidiary in the PRC recorded net operating losses of $325,809, $232,592 and $40,181 for the three years ended December 31, 2006, respectively.

The components of the net deferred tax asset at December 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31, 2006 $	December 31, 2005 $

Cumulative Combined Net Operating Losses	598,582	272,773

Effective Tax Rate	33%	33%

Deferred Tax Asset	197,532	90,015

Valuation Allowance	(197532)	(90,015)

Net Deferred Tax Asset	-	-

17.   Subsequent Event

e)   On April 18, 2007 the Company settled $200,000 of short-term debt of i-Level Systems by issuing 400,000 Units at $0.50 per Unit as an additional subscription to the Unit Private Placement as described in Note 10(c). Each Unit being comprised of one post-forward split common share and one-half of one post-forward split non-transferable share purchase warrant, and with each such whole warrant being exercisable for one additional common share for a period of nine months from the date of issuance of the Units at an exercise price of $1.00 per post-forward split share.

__________

Item 2.            Management's Discussion and Analysis

As used in this quarterly report: the terms "we", "us", "our" and the "Company" mean i-level Media Group Incorporated; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934m as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plans and operations, results of operations and financial condition as at and for the quarterly period ended March 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the quarterly period ended March 31, 2007 included in this quarterly report.

OVERVIEW

General

We were incorporated under the laws of Nevada on August 23, 2005. On January 29, 2007, we completed a forward share split, on a 10.25 new for one old share basis, of our shares of common stock and changed our name to "i-level Media Group Incorporated". This forward stock split is reflected in this Quarterly Report. On January 29, 2007, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") to acquire all of the issued and outstanding shares of i-level Media Systems Limited ("i-level Media Systems"), a private British Virgin Island company.

Our Business

As a consequence of our Company's acquisition of i-level Media Systems on March 20, 2007, our main focus is now as a development stage company engaged in the business of selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis operated in the PRC.

Prior to the closing under the Share Exchange Agreement, and since incorporation, we had been an exploration stage company engaged in the acquisition and exploration of mineral properties. These mineral claims did not contain any substantiated mineral deposits or reserves of minerals. As a consequence, management determined that results were not promising enough to warrant further work and allowed these claims to lapse.

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

Effective upon Closing, two outstanding loans of our Company in the aggregate principal amount of $500,000 were converted into a total of 5,000,000 loan units, each consisting of one post-split share of common stock and one-quarter of one non-transferable common stock purchase warrant. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $0.50 per share for a period of six months from Closing. We also issued a total of 1,031,668 post-split shares of our common stock to pay and settle amounts owing to various creditors of i-level Media Systems in the amount of $309,501. In addition, we effected an unregistered private placement of an aggregate of 2,600,000 private placement units, each consisting of one post-split share of common stock and one-half of one non-transferable common stock purchase warrant. On April 18, 2007, we settled $200,000 of short-term debt of i-Level Systems by issuing 400,000 additional units at $0.50 per unit as an additional subscription to the unit private placement as described herein. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $1.00 per share for a period of nine months from the closing of each portion of the private placement and the debt settlement, respectively.

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

(b)       (i) 1,666,000 shares were issued to Calneva Financial Group Ltd. upon conversion of a $166,600 loan to our Company, (ii) 1,500,000 shares were issued to Pacific Investor Relations Corp. upon conversion of a $150,000 loan to our Company, (iii) 1,000,000 shares were issued to FBP Capital Corp. upon conversion of a $100,000 loan to our Company and (iv) 834,000 shares were issued to Scharfe Holdings Inc. upon conversion of a $83,400 loan to our Company; and all by way of loan units at a rate of $0.10 per unit. Each unit consisted of one share of our common stock and one-quarter of one warrant, and each whole warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.50 per share for a period of six months from Closing; and

(c)       1,031,668 shares were issued at a deemed price of $0.30 per share to the following creditors of i-level Media Systems to settle and pay the following debts of i-level Media Systems totaling approximately $309,501:

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

As more fully described in this Quarterly Report, the Closing of the Share Exchange Agreement represented a change in control of our Company. For accounting purposes, this change of control constitutes a re-capitalization of i-level Media Systems, and the acquisition by i-level Media Group Incorporated of all of the issued and outstanding shares of i-level Media Systems is accounted for as a reverse merger whereby the legal acquirer, i-level Media Group Incorporated, is treated as the acquired entity, and the legal subsidiary, i-level Media Systems, is treated as the acquiring company with the continuing operations.

Upon Closing, the following persons were appointed to the following positions with our Company:

Name	Position with the Company
Aidan Sullivan	Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director
Ian Sullivan	Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and Director
Johnny Lo	Director
Leo Young (*)	Director
Paul D. Brock	Director

(*) Mr. Young subsequently tendered his resignation, which resignation was accepted by the Company's Board of Directors effective on May 8, 2007.

In connection with the foregoing appointments, our Company and i-level Media Systems have entered into executive services agreements with each of Messrs. Aidan Sullivan and Ian Sullivan (collectively, the "Employment Agreements").

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

i-level SoftComm commenced its principal operation in the City of Shanghai in 2005. As of May 1, 2007, i-level SoftComm had ADUs installed in a total of 3,000 taxis operating in Shanghai. It has not yet earned any significant revenue. i-level SoftComm is planning on entering other major media markets in China, subject to adequate financing and market acceptance of its products and services.

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

i-level SoftComm's direct costs, which include lease payments to taxi operators under the ADU placement agreements, maintenance and monitoring fees and other associated costs, currently comprise a significant portion of i-level SoftComm's direct costs of revenue.

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

Development of i-level SoftComm's Business

i-level SoftComm began testing the first ADU network with Jin Jiang Transport of Shanghai, China, in 2005, and currently has 3,000 ADUs deployed in taxis operated by Jin Jiang Transport. i-level SoftComm's ADU placement agreement with Jin Jiang Transport provides that it will remain in force for six years, and upon expiration gives us the right to renew the agreement on terms no less favorable than those offered by competing bidders.

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

Description of Our Mineral Exploration Business

Overview

Prior to the Closing under the Share Exchange Agreement, and since incorporation, we had been an exploration stage company engaged in the acquisition and exploration of mineral properties. On December 28, 2005, we entered into a Mineral Claims Purchase Agreement with Gold-Ore Resources Ltd. ("Gold-Ore") whereby we purchased a 100% interest in 12 unpatented lode claims and one patented lode claim located in the La Plata Mining District in the La Plata County of Colorado for $9,500. In January of 2006 legal title to the 13 claims was transferred from Gold Ore to us.

We obtained a geographical report on these mineral claims that recommended an exploration work program on the property. Since July 1, 2006 to the date hereof, we have spent approximately $19,347 on the first phase of our exploration program, which included channel sampling of adit with assays for copper, silver, gold, platinum and palladium to define targets for further work. On October 18, 2006, we received a further geologist's report in connection with the first phase which set forth certain recommendations for additional work. These mineral claims did not contain any substantiated mineral deposits or reserves of minerals. As a consequence, management determined that results were not promising enough to warrant further work and allowed these claims to lapse.

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

PLAN OF OPERATIONS AND RESULTS OF OPERATIONS

Plan of Operations

Our plan of operations for the next 12 months is to:

  invest approximately $1,750,000 of proceeds from our recent issue of securities to purchase approximately 5500 ADUs to outfit all of Jin Jiang Transport's Shanghai-based taxis and then to extend the network into additional taxi operators in major media markets in China;

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

Over the next 12 months, we will incur the following costs, at a minimum:

Category of Expenditure	Amount
Network equipment purchases:	$1,750,000
General and administrative expenses:	$340,000
Professional fees and expenses, regulatory expenses:	$290,000
Taxi media lease:	$200,000
Personnel costs in China:	$160,000
Service and maintenance fees on network:	$100,000
Miscellaneous and unallocated:	$160,000
Total:	$3,000,000

The $3,000,000 total above represents the Company's approximate working capital needs as of May 15, 2007. The Company believes that it has adequate working capital for the immediate term but will require additional working capital, through equity sales or other financing means, if it is to successfully develop scale in the digital media market.

The Company has only recently begun commercial operations and had earned minimal revenue as of the date hereof, and is considered a development stage company. The research, development and testing, including proof of concept of the technology and media operations was completed in 2006. Several advertising campaigns consisting of various formats of content have been sold thus far. i-level intends to focus on selling advertising space on the proprietary i-level Mobile Media Network in China for the near to medium term and will look to expand into sales of products and services relating to the operation of digital media networks to third parties in the medium to long term.

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

Results of Operations

Revenues

We have had operating revenues of only $12,187 since our inception on May 23, 2005 to March 31, 2007. We had revenues of $641 for the three month period ended March 31, 2007 as compared to $54 for the three month period ended March 31, 2006.

Operating Expenses

Our operating expenses for the three month period ended March 31, 2007 consisted of direct costs of $195,178 and general and administrative expenses of $134,519, as compared to $23,755 and $20,290, respectively, for the three month period ended March 31, 2006. The direct costs are comprised of the media concession fees and service and maintenance costs related to the operation of our media network. The increase in these expenses is directly related to the increase in the number of ADUs the Company has in operation. The increase in our general and administrative expenses was largely as a result of legal, accounting and other expenses related to our recent Share Exchange Agreement and closing related thereto.

Liquidity and Capital Resources.

We had cash of approximately $572,000 and working capital of approximately $400,000 at March 31, 2007, as compared to cash of $121,654 and a working capital deficit of $804,744 at December 31, 2006, largely as a result of our receipt of $1,300,000 in gross proceeds in connection with our issuance of 2,600,000 units contemporaneously with the closing of the Share Exchange Agreement on March 20, 2007. We raised an additional $200,000 on March 22, 2007, which was settled by issuing 400,000 additional units of the Company.

Cash Used in Operating Activities

Cash used in operating activities was $550,849 for the three month period ended March 31, 2007, as compared with $27,718 for the three month period ended March 31, 2006. A total of $125,076 represented deposits on additional ADUs and $131,555 represented a reduction of accounts payable at December 31, 2006. The remaining $292,570 was direct cost and general and administrative expenses.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. During the three month period ended March 31, 2007, we obtained $1,500,000 from financing activities, as compared to $nil for the three month period ended March 31, 2006. We also repaid a loan of $125,251.

Cash to Investing Activities

We spent $352,662 on new ADUs during the quarter ended March 31, 2007, as compared to $nil for the three months ended March 31, 2006.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to continue to pursue our plan of operations. For these reasons our auditors stated in their report included with our annual report for the year ended December 31, 2006 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned expansion and activities.

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

Item 2.            Unregistered Sales of Equity Securities

We issued equity securities that were not registered under the Securities Act during the three month period ended March 31, 2007, as previously disclosed in our Current Report on Form 8-K filed with the SEC on March 31, 2007. In addition, on April 18, 2007 (subsequent to the three month period ended March 31, 2007), we settled $200,000 of short-term debt of i-Level Systems Limited by issuing 400,000 units (each unit comprised of one common share and one-half of one non-transferable share purchase warrant) at $0.50 per unit. Each whole share purchase warrant is exercisable into one additional common share at an exercise price of $1.00 per share expiring December 20, 2007. This issuance of 400,000 units was completed pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 903 of Regulation S.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description
3.1(1)	Articles of Incorporation.
3.2(1)	By-Laws.
10.1(2)	Share Exchange Agreement among the Company, the i-level Shareholders and i-level Media Systems, dated for reference effective on January 29, 2007.
10.2(3)	Executive Services Agreement among the Company, i-level Media Systems and Aidan Sullivan, dated March 20, 2007
10.3(3)	Executive Services Agreement among the Company, i-level Media Systems and Ian Sullivan, dated March 20, 2007
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Incorporated by reference from our Company's registration statement on Form SB-2 as filed with the SEC on March 17, 2006.

  Incorporated by reference from our Company's Current Report on Form 8-K as filed with the SEC on February 1, 2007.

  Incorporated by reference from our Company's Current Report on Form 8-K as filed with the SEC on March 21, 2007.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
I-LEVEL MEDIA GROUP INCORPORATED
Per:	/s/ "Aidan Sullivan" _____________________________________ Aidan Sullivan Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director Date: May 18, 2007.
Per:

/s/ "Ian Sullivan"
_____________________________________
Ian Sullivan
Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer,
Principal Accounting Officer and a director
Date: May 18, 2007.

__________