Form 10QSB
period 2007-06-30
I-LEVEL MEDIA GROUP INC
filed 2007-07-30
CIK 1355559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 53,582,382 shares of common stock as of July 25, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

I-LEVEL MEDIA GROUP INCORPORATED

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2007

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

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim consolidated financial statements of i-level Media Group Incorporated are included in this Quarterly Report on Form 10-QSB:

__________

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30, 2007 $ (unaudited)	December 31, 2006 $

Assets

Current Assets

Cash and equivalents	199,454	121,654
Accounts receivable	20,595	-
Prepaid expenses and other current assets	62,223	12,023

Total Current Assets	282,272	133,677

Property and Equipment (Note 3)	1,353,318	582,548

Total Assets	1,635,590	716,225

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Accounts payable and accrued liabilities (Note 4)	175,951	28,920
Promissory note (Note 5(a))	-	100,000
Short-term secured loans (Note 5(c))	-	500,000
Short-term unsecured loans (Note 5(b))	-	309,501
Current portion of capital lease obligation	2,393	-

Total Current Liabilities	178,344	938,421

Capital Lease Obligation	3,069	-

Total Liabilities	181,413	938,421

Nature and Continuance of Operations (Note 1)

Stockholders' Equity

Common Stock, 1,025,000,000 shares authorized, $0.001 par value 53,582,382 shares issued and outstanding (December 31, 2006 - 20,000 shares issued, par value $15)	53,582	300,000

Additional Paid-in Capital	3,143,779	450,000

Other Comprehensive Income (Loss)	32,989	3,909

Deficit Accumulated During the Development Stage	(1,776,173)	(976,105)

Total Stockholders' (Deficit) Equity	1,454,177	(222,196)

Total Liabilities and Stockholders' Equity	1,635,590	716,225

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From May 23, 2005 (Date of Inception) to June 30,	For the Thee Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	75,806	63,619	6,019	64,260	6,073

Direct Costs	(864,532)	(239,589)	(80,152)	(434,767)	(103,907)

Loss Before Operating Expenses	(788,726)	(175,970)	(74,133)	(370,507)	(97,834)

Operating Expenses

Research and development	67,902	-	-	-	-
General and administrative	881,993	281,724	21,644	416,243	41,934

Total Expenses	949,895	281,724	21,644	416,243	41,934

Loss from Operations	(1,738,621)	(457,694)	(95,777)	(786,750)	(139,768)

Other expenses

Interest expense	(37,552)	3,453	(3,697)	(13,318)	(6,192)

Net Loss for the Period	(1,776,173)	(454,241)	(99,474)	(800,068)	(145,960)

Net Loss Per Share - Basic and Diluted		(.01)	-	(.01)	-

Weighted Average Number of Shares Outstanding - Basic and Diluted		53,114,721	52,646,668	52,881,988	52,646,668

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2007	2006
	$	$

Operating Activities

Net loss	(800,068)	(145,960)

Adjustments to reconcile net loss to cash

Depreciation	101,879	31,572

Change in operating assets and liabilities

Accounts receivable	(20,595)	-
Prepaid expenses and other current assets	(50,200)	-
Increase in accounts payable and accrued liabilities	(147,031)	6,192

Net Cash Used in Operating Activities	(916,015)	(108,196)

Investing Activities

Purchase of property and equipment	(858,586)	-

Net Cash to Investing Activities	(858,586)	-

Financing Activities

Repayment of capital lease obligations	(356)	-
Proceeds from issuance of common stock	1,675,000	-
Proceeds from issuance of short-term debt	200,000	108,172
Repayment of short-term debt	(125,251)	-

Net Cash Provided by Financing Activities	1,749,393	108,172

Effect of Exchange Rate Changes	3,008	(19,699)

Increase (Decrease) in Cash	77,800	(19,723)

Cash - Beginning of Period	121,654	34,653

Cash - End of Period	199,454	14,930

Supplemental Disclosures
Interest paid	32,516	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities
Assumption of liabilities in reverse merger	237,140	-
Settlement of debt with shares	1,009,504	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From May 23, 2003 (Date of Inception) to June 30, 2007
(Expressed in U.S. dollars)

	Common Stock #	Amount $	Additional Paid-in Capital $	Other Comprehensive Income (Loss) $	Accumulated During the Development Stage $	Total $
Issuance of Shares on May 23, 2003 (Inception)	1	1	-	-	-	1
Net Loss for the Period from May 23, 2003 to December 31, 2004	-	-	-	-	(161,268)	(161,268)
Effect of Exchange Rate Difference	-	-	-	138	-	138

Balance - December 31, 2004	1	1	-	138	(161,268)	(161,129)
Net Loss for the Year	-	-	-	-	(315,402)	(315,402)
Effect of Exchange Rate Difference	-	-	-	3,096	-	3,096

Balance - December 31, 2005	1	1	-	3,234	(476,670)	(473,435)
November 14, 2006 - Issuance of Shares to settle related party loans	24,999	24,999	125,000	-	-	149,999
November 14, 2006 - Change of Par Value from $1 per Share to $15 per Share	(23,333)	-	-	-	-	-
November 14, 2006 - Dividend	8,333	125,000	(125,000)	-	-	-
November 22, 2006 - Issuance of shares to settle related party loans	10,000	150,000	450,000	-	-	600,000
Net Loss for the Year	-	-	-	-	(499,435)	(499,435)
Effect of Exchange Rate Difference	-	-	-	675	-	675

Balance - December 31, 2006	20,000	300,000	450,000	3,909	(976,105)	(222,196)
T

March 20, 2007 - Recapitalization Transactions (Note 7)
Change in Par Value of Legal Parent from $15 per share to $.001 per common share	-	(299,980)	299,980	-	-	-
Shares acquired by Legal Parent	(20,000)	(20)	20	-	-	-
Shares of i-Level Media Group Incorporated	58,015,000	58,015	(58,015)	-	-	-
Cancellation of founders shares	(41,000,000)	(41,000)	41,000	-	-	-
Shares issued to shareholders of i-Level
Media Systems to effect the reverse merger	27,000,000	27,000	(27,000)	-	-	-
Net liabilities assumed in reverse merger	-	-	(237,140)	-	-	(237,140)
Shares issued to settle debt at $.10 per share	5,000,000	5,000	495,000	-	-	500,000
Shares issued to settle debt at $.30 per share	1,031,668	1,032	308,469	-	-	309,501
Shares issued in $0.50 per unit private placement	2,600,000	2,600	1,297,400	-	-	1,300,000
Shares issued in $0.50 per unit debt settlement private placement	400,000	400	199,600	-	-	200,000
Shares issued in $0.70 private placement	535,714	535	374,465	-	-	375,000
Net Loss for the Period	-	-	-	-	(800,068)	(800,068)
Effect of Exchange Rate Difference	-	-	-	29,080	-	29,080

Balance - June 30, 2007 (unaudited)	53,582,382	53,582	3,143,779	32,989	(1,776,173)	1,454,177

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
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

On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited ("i-Level Systems"), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. I-Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. ("i-Level SoftComm"), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the "PRC") on August 12, 2004. I-Level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the City of Shanghai, in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. PRC regulations currently limit foreign ownership of companies that provide advertising services, including out-of-home video advertising services. To comply with these regulations, the Company conducts all of its advertising services through a third party advertising agency which has all the necessary licences and permits for providing advertising services in the PRC. The acquisition of i-Level Systems was completed on March 20, 2007 and the Company now trades on the OTCBB under the symbol "ILVL". The total purchase price for all issued and outstanding shares of i-Level Systems was satisfied by the issuance of 27,000,000 shares of post-forward split restricted common stock of the Company. See Note 7 for full disclosure of this transaction and related financing transactions. The Company is, effective March 20, 2007, a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition is considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems will constitute the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems will be reported from March 20, 2007 forward.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(unaudited)

1.     Nature of Operations and Continuance of Business (continued)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 7 to continue expanding its business operations and attain profitable operations. As at June 30, 2007, the Company had working capital of $103,928 and had accumulated losses of $1,776,173 since inception. Since inception, the Company has funded operations through the issuance of capital stock and related party loans. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 9, 2007 the Company filed an SB-2 Registration Statement to register 8,535,714 common shares issued and 2,750,000 common shares issuable upon the exercise of warrants. The Company will not receive any proceeds from the sale of shares by the selling shareholders.

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
June 30, 2007
(unaudited)

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

f)     Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, " Earnings per Share ". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments. Prior to, and as at June 30, 2007, the only potentially dilutive common shares are warrants as described in Note 7.

g)     Comprehensive Loss

The Company utilizes SFAS No. 130, " Reporting Comprehensive Income ". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007, the Company's only item that represents comprehensive income (loss) is the exchange rate effect of translating its PRC subsidiary from Reminbi into US dollars.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

h)     Financial Instruments

The fair value of financial instruments, which include cash, other current assets, accounts payable and accrued liabilities, and short-term loans were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

i)     Revenue Recognition

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

The Company also recognizes revenue from barter transactions. In accordance with EITF 99-17, "Accounting for Advertising Barter Transactions" the Company records media advertising revenue at the fair value of similar cash-based advertising revenue and the corresponding cost is charged to operations.

j)     Foreign Currency Translation

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

k)     Significant Risks and Uncertainties

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
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

l)     Stock-based Compensation

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

m)    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, " The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 " Accounting for Certain Investments in Debt and Equity Securities " applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, " Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

n)     Interim Financial Statements

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
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(unaudited)

3.     Property and Equipment

Property and equipment is comprised of the following:

	June 30, 2007	December 31, 2006
	$	$
	(unaudited)

Flat-panel video advertising display units	1,496,003	688,073
Office equipment	19,831	4,309
Leasehold improvements	57,628	-
Equipment under capital lease	9,091	-

	1,582,553	692,382
Less: Accumulated depreciation	(229,146)	(122,779)
Exchange difference	(89)	12,945

Net Carrying Value	1,353,318	582,548

During the six months ended June 30, 2007 a total of $545 of depreciation was charged to operations relating to equipment under capital lease.

4.     Accounts Payable and Accrued Liabilities

	June 30, 2007	December 31, 2006
	$	$
	(unaudited)

Accounts payable	56,212	-
Accrued expenses	112,994	2,970
Accrued interest (Note 5)	6,029	25,251
Welfare benefits payable	716	699

	175,951	28,920

5.     Short-term Debt

a)     Promissory Note Payable - The note was non-interest bearing and had no fixed terms of repayment. The note had restrictive covenants that limited the Company's ability to sell, transfer, assign or dispose of any assets pledged as security for the payment of this note. This note was repaid in March, 2007.

b)     Short-term Unsecured Loans - i-Level Systems received short-term loans bearing interest at 9% per annum, compounded semi-annually, without fixed terms of repayment. On March 20, 2007 a total of $309,501 of these loans were settled by issuing 1,031,668 common shares of the Company at $0.30 per share. A total of $18,955 of accrued interest to December 31, 2006 was paid in March 2007. A total of $6,029 of accrued interest up until debt settlement has been included in accrued liabilities.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(unaudited)

5.     Short-term Debt (continued)

c)     Short-term Secured Loans - i-Level Systems received two short-term loans in the amount of $250,000 each. The short-term loans bear interest at 9% per annum and compounded semi-annually. Principal amounts and any outstanding accrued interest are to be repaid on demand. The loans are secured by the property and equipment and current assets of the Company and contain financial covenants and restrictions on indebtedness. On March 20, 2007 the principal amount of $500,000 was settled by issuing 5,000,000 Loan Units of the Company at $0.10 per Loan Unit as described in Note 7(a).

6.     Related Party Transactions

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

7.     Acquisition of i-Level Systems and Related Financing Transactions

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
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(unaudited)

7.     Acquisition of i-Level Systems and Related Financing Transactions (continued)

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

The Company received a short-term loan of $200,000 on March 22, 2007 without interest or fixed terms of repayment. This loan was settled on April 18, 2007 by the Company issuing 400,000 private placement units at $0.50 per unit as described above.

d)     cause not less than 41,000,000 founders' common shares to be returned to treasury and cancelled at or prior to the closing of the SEA.

A total of 41,000,000 founders' common shares have been returned to treasury and cancelled pursuant to the SEA.

8.     Common Stock

In addition to common stock issued as in Note 7 above, the Company raised $375,000 and issued 535,714 common shares at $0.70 per share pursuant to a private placement.

9.     Warrants Outstanding

# of Warrants	Exercise Price	Expiry Date

1,250,000	$0.50	September 20, 2007

1,300,000	$1.00	December 20, 2007
200,000	$1.00	January 18, 2008

10.   Commitments

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
June 30, 2007
(unaudited)

11.   Economic Dependence

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

12.   Subsequent Event

On July 9, 2007 the Company filed an SB-2 Registration Statement to register 8,535,714 common shares issued and 2,750,000 common shares issuable upon the exercise of warrants. The Company will not receive any proceeds from the sale of shares by the selling shareholders.

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

The following discussion of our plans and operations, results of operations and financial condition as at and for the quarterly period ended June 30, 2007 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the quarterly period ended June 30, 2007 included in this quarterly report.

OVERVIEW

General

We were incorporated as "Jackson Ventures, Inc." under the laws of Nevada on August 23, 2005. On January 29, 2007, we completed a forward share split, on a 10.25 new for one old share basis, of our shares of common stock and changed our name to "i-level Media Group Incorporated". This forward stock split is reflected in this Quarterly Report. On January 29, 2007, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") to acquire all of the issued and outstanding shares of i-level Media Systems Limited ("i-level Media Systems"), a private British Virgin Island company that was incorporated in May 2003. Pursuant to the Share Exchange Agreement, on March 20, 2007, we acquired i-level Media Systems.

Our Business

As a result of our acquisition of i-level Media Systems on March 20, 2007, our main focus is now as a development stage company engaged in the business of selling out-of-home video advertising timeslots on a network of flat-panel video advertising display units installed in taxis operated in the People's Republic of China (the "PRC").

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

i-level Media Systems

Pursuant to the Share Exchange Agreement we acquired all of the issued and outstanding shares of i-level Media Systems, a private British Virgin Islands company. In anticipation of the closing (the "Closing") of this acquisition, 5,660,000 issued and outstanding shares of our common stock were split, on a 10.25 new for one old share basis, into 58,015,000 shares of common stock, and we changed our name. At Closing on March 20, 2007, we issued a total of 27,000,000 post-split shares of common stock to the shareholders of i-level Media Systems (collectively, the "i-level Shareholders") in consideration for their respective interests in i-level Media Systems, and a total of 41,000,000 shares of common stock held by our founders were surrendered for cancellation.

Effective upon Closing, two outstanding loans of our Company in the aggregate principal amount of $500,000 were converted into a total of 5,000,000 loan units, each consisting of one post-split share of common stock and one-quarter of one non-transferable common stock purchase warrant. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $0.50 per share for a period of six months from Closing. We also issued a total of 1,031,668 post-split shares of our common stock to pay and settle amounts owing to various creditors of i-level Media Systems in the amount of $309,501. In addition, we effected an unregistered private placement of an aggregate of 2,600,000 private placement units, each consisting of one post-split share of common stock and one-half of one non-transferable common stock purchase warrant. On April 18, 2007, we settled $200,000 of short-term debt of i-Level Systems by issuing 400,000 additional units at $0.50 per unit as an additional subscription to the unit private placement. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $1.00 per share for a period of nine months from the closing of each portion of the private placement and the debt settlement, respectively.

In summary, 52,646,668 shares of our common stock were issued and outstanding immediately after the consummation of our acquisition of i-level Media Systems, the surrender and cancellation of the founders' stock and the completion of the foregoing private placement and debt settlement transactions. The 27,000,000 shares of our common stock issued to the shareholders of i-level Media Systems represent approximately 51.3% of our issued and outstanding shares. Accordingly, the acquisition of i-level Media Systems resulted in a change of control of our Company.

i-level Media Systems is the sole investor and owner of i-level SoftComm (Shanghai) Company Ltd., a wholly foreign owned enterprise formed under the laws of the PRC. i-level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the City of Shanghai, in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis.

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

(b)       (i) 1,666,000 shares were issued to Calneva Financial Group Ltd. upon conversion of a $166,600 loan to our Company, (ii) 1,500,000 shares were issued to Pacific Investor Relations Corp. upon conversion of a $150,000 loan to our Company, (iii) 1,000,000 shares were issued to FBP Capital Corp. upon conversion of a $100,000 loan to our Company and (iv) 834,000 shares were issued to Scharfe Holdings Inc. upon conversion of a $83,400 loan to our Company, in each instance by way of loan units at a rate of $0.10 per unit. Each unit consisted of one share of our common stock and one-quarter of one warrant, and each whole warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.50 per share for a period of six months from Closing; and

(c)       1,031,668 shares were issued at a deemed price of $0.30 per share to the following creditors of i-level Media Systems to settle and pay the following debts of i-level Media Systems totalling approximately $309,501:

Name of Creditor of i-level Media Systems	Amount of Debt Settled	Number of Shares Issued
John P. Sullivan	$256,621.50	855,405
Ian M. Sullivan	21,442.22	71,474
George R. Nast	10,000.00	33,333
Brendan P. Sullivan	10,718.44	35,728
Margaret I. Sullivan	10,718.44	35,728
Total	$309,500.60 ========	1,031,668 =======
Note: John and Margaret Sullivan are the parents of Aidan and Ian Sullivan, who are two of our officers and directors. Brendan Sullivan is the brother of Aidan and Ian Sullivan.

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

(*)   Mr. Young subsequently tendered his resignation, which resignation was accepted by the Company's Board of Directors effective on May 8, 2007. On May 31, 2007, Mr. Francis Chiew Sin Onn was appointed as a director of the Company.

In connection with the foregoing appointments, our Company and i-level Media Systems have entered into executive services agreements with each of Messrs. Aidan Sullivan and Ian Sullivan (collectively, the "Employment Agreements").

The securities issued pursuant to the Share Exchange Agreement, and the units offered and sold under the contemporaneous private placement, were issued by the Company to accredited investors in reliance on Rule 506 under the Securities Act, or were issued in offshore transactions in reliance on Regulation S under the Securities Act. Such securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

As a consequence of our acquisition of i-level Media Systems, our main focus will now be as a development stage company engaged in the business of selling out-of-home video advertising timeslots on a network of flat-panel video advertising display units installed in taxis operated in the PRC.

i-level SoftComm commenced its principal operation in the City of Shanghai in 2005. As of the date of this report, i-level SoftComm had advertising display units ("ADUs") installed in a total of approximately 3,500 taxis operating in Shanghai. It has not yet earned any significant revenue. i-level SoftComm is planning on entering other major media markets in China, subject to adequate financing and market acceptance of its products and services.

i-level SoftComm's ADUs are typically mounted inside the right front passenger headrest of a taxi at eye-level to passengers seated in the back seat. The ADUs are hard-wired to permit them to draw power from the vehicle's electrical system and are automatically activated when the taxi's meter is switched to the fare metering mode. i-level SoftComm enters into ADU placement agreements with taxi operators which require that i-level SoftComm pay them a monthly lease fee for each taxi equipped with an i-level ADU. The i-level ADUs incorporate 8.2-inch liquid crystal display (LCD) screens. i-level SoftComm sells time slots on its network of ADUs to advertisers, who provide the necessary advertising content in formats compatible with i-level SoftComm's systems. Currently, such advertising content is downloaded onto compact flash cards that must be manually installed in each of the ADUs every week. Content programming and order is determined every Friday and uploaded to i-level SoftComm's servers in preparation for installation at the beginning of the following week. The installation of the weekly content programming is handled by third party technicians from Smartwin Technology (Shanghai) Ltd. ("Smartwin Technology"), who attend daily at participating taxi companies' facilities.

i-level SoftComm's direct costs, which include lease payments to taxi operators under the ADU placement agreements, maintenance and monitoring fees and other associated costs, currently comprise a significant portion of i-level SoftComm's costs of revenue.

Development of i-level SoftComm's Business

i-level SoftComm began testing the first ADU network with Shanghai Jinjiang Auto Services Co., Ltd. ("Jinjiang Auto Services") of Shanghai, China, in 2005, and currently has approximately 3,500 ADUs deployed in taxis operated by Jinjiang Auto Services. i-level SoftComm's ADU placement agreement with Jinjiang Auto Services provides that it will remain in force for six years and, upon expiration, gives us the right to renew the agreement on terms no less favorable than those offered by competing bidders.

i-level SoftComm co-developed the design of the ADUs with Smartwin Technology, and each company owns an undivided 50% interest in the intellectual property rights relating to the ADUs. i-level SoftComm and Smartwin Technology will split the proceeds generated from any future sales of ADUs and/or the licensing of the related intellectual property rights to third parties.

Currently, Smartwin Technology acts as i-level SoftComm's sole supplier of ADUs. However, all components of the ADUs are readily available from multiple manufacturers and can be ordered and assembled to i-level SoftComm's specifications by original equipment manufacturing factories in China. Accordingly, i-level SoftComm anticipates that it would be able to source its ADUs from other suppliers if it becomes advantageous to do so. i-level SoftComm acquires full ownership of the ADUs that it purchases from Smartwin Technology, but contracts the service and maintenance of such ADUs to Smartwin Technology.

i-level SoftComm currently holds all necessary licenses and regulatory approvals to operate its network of ADUs in taxis in the city of Shanghai, and it is in the process of applying for similar licenses and approvals to operate in other cities in the PRC. In order to comply with PRC regulations related to foreign ownership of companies engaged in advertising, i-level SoftComm currently conducts its advertising services through a third party advertising agency which has all the necessary licenses and permits for providing advertising services in the PRC. i-level SoftComm expects that it will qualify for its own license to conduct advertising services directly by September, 2007, since such qualification depends in part on the length of time that it will have been active in the PRC at the time it applies for the license.

i-level SoftComm was recently granted membership in the China Taxi and Livery Association and was in fact the first foreign company admitted to the association. Management anticipates that this will give i-level SoftComm access to the Association's more than 600 members across China and will provide i-level SoftComm with a conduit for lobbying appropriate government bodies and authorities regulating the taxi industry in a manner that will be favorable to i-level SoftComm should the need arise.

Other Recent Developments

Beyond the arrangement with Jinjiang Auto Services described above, we have recently signed a similar distribution deal with one of Beijing's largest taxi operators that grants us the exclusive digital media rights covering a minimum of 3,000 taxis for an eight-year term. In addition, we have begun negotiations with other taxi operators, both in Shanghai and other major Chinese cities, with the goal of acquiring new media concessions and expanding our network.

Competition

Our mobile media advertising platform has several competitors in the taxi interior advertising segment. Direct competitors operating in the taxi media space in the PRC are highlighted below.

Shanghai Commerce & Entertainment Culture Transmit Co. Shanghai Commerce & Entertainment Culture Transmit Co., Ltd ("SCECT") is a subsidiary of Shanghai Media & Entertainment Group ("SMEG"), one of largest media conglomerates in China. Founded in April 2001, SMEG claims on its website to have assets exceeding $1.78 billion. SMEG has multiple subsidiaries including: Shanghai Media Group, STR International Holdings Co., Ltd., Shanghai Oriental Pearl (Group) Co., Ltd., Shanghai Film Group Corporation, Shanghai Grand Theatre, Technology Development Co., Ltd., Shanghai Television Festival and Shanghai Film Materials Hall.

SMEG has entered into partnerships with Technology Development Co., Ltd., Shanghai Broadcasting Laboratory, Shanghai Wedding Trade Association, China Central Television ("CCTV"), Shanghai Oriental Television and audio video component manufacturer SVA. SVA has developed a technical solution using a digital television network utilizing content from Oriental Pearl. SVA had previously deployed the technology in buses. SCECT began deploying this system in taxis in April 2004, and we estimate that it has now equipped approximately 3,500 taxis in Shanghai. However, the network has proven to be unstable as some areas of Shanghai cannot receive the signal, causing the content to cut in and out. SCECT's system utilizes a 7.1 inch LCD monitor mounted on the front passenger-side sun shade.

Beijing All Media and Culture Group, Ltd. Beijing All Media and Culture Group, Ltd. ("BALCG"), is a subsidiary of Beijing Broadcasting Station. Beijing Broadcasting Station operates multiple media assets including publications, television and movies. It began operating a digital media network on buses in 2003 and is currently estimated to have its system deployed on approximately 4,000 buses in Beijing. BALCG has entered into partnerships with Ao Xing, Bao Li Hua Yi Media and Union Media, to provide content. BALCG began deploying its system in taxis in April 2004, and we estimate that it has now equipped approximately 1,000 taxis in Beijing. BALCG's system utilizes one 7.1 inch LCD monitor mounted in the back of the headrest of the front passenger side seat.   The content is broadcast to the taxis via radio frequencies.

Touch Media LLC. Touch Media LLC ("Touch"), a privately held company still in the start up phase of operation, combines focused programming (consisting of standard television commercials) with interactive destination information. Programming is displayed on a touch-sensitive, color LCD video screen placed in the back of the front headrest. Using the touch-screen monitor, the taxi passengers have the ability to search for information stored in the device ranging from nightlife and restaurants to shopping. The system is marketed by Touch as "Q". The system relies on wireless updating of the units at taxi service stations.

Touch signed an agreement with Guang Shin of Shanghai, a media agency that had the rights for in-taxi advertising with Blue Union Taxi Co. and Shanghai Bashi Industrial Group in the fall of 2003. They have since renewed agreements directly with Bashi Taxi of Shanghai and some other small companies for digital media as well as paper based media. Touch began operating in Beijing in May 2005 in partnership with an existing Beijing based media company that provides magazines in taxis. They currently operate paper-based media but are not authorized by the Beijing government to operate digital media in Beijing taxis. Touch also claims that they are operational in Guangzhou, but do not have and digital screens in any taxis at present.

Touch's management has experience operating in China in the apparel and broadcasting industries in the US. They currently have approximately 50 employees, primarily based in Shanghai. Touch currently operates paper-based taxi advertisements in Shanghai and in Beijing, and roughly 1000 LCD-based units in Shanghai. Their program called for an aggressive roll out of some 1,000 units of their new LCD screens per month starting in Q1 of 2007 but they appear to have fallen short due to technical and logistical issues.

DiTV. DiTV, a privately held company based in Beijing, claims to have acquired exclusive rights for over-the-air broadcasting for digital taxi media in China. The company works closely with the State Administration of Radio, Film and Television (SARFT) that regulates the broadcasting of information in China.

DiTV has partnerships with Beijing Media Group to provide content ranging from game shows to sports highlights and news. DiTV runs a broadcasting model like SECT in Shanghai, but has experienced problems with the quality and reliability of the signal reception They began outfitting taxis in April 2006 and currently have roughly 1000 taxis in operation. Their solution consists of a 9 inch LCD monitor mounted in the center of the rear passenger compartment.  We understand that they are currently seeking venture financing to expand their business.

Employees

Effective at Closing of the Share Exchange Agreement, the Company and i-level Media Systems Limited entered into Employment Agreements with each of Messrs. Aidan Sullivan (in his capacity as our President and Chief Executive Officer) and Ian Sullivan (in his capacity as our Secretary and Chief Financial Officer).

Prior to the Closing we did not have any employees other than our then officers, James Gheyle and Adrian Ansell. As a consequence of the Closing of the Share Exchange Agreement we now have 10 employees.

Subsidiaries

Effective on March 20, 2007 and pursuant to the Share Exchange Agreement, we now own 100% of i-level Media Systems, which is a limited liability company incorporated under the International Business Act of the British Virgin Islands on May 28, 2003. Our operations in China are run through i-level SoftComm, a wholly foreign-owned enterprise that was incorporated under the laws of the PRC on August 12, 2004. i-level SoftComm is wholly owned by i-level Media Systems, which is, in turn, wholly owned by the Company.

Compliance with Government Regulation

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

Substantially all of our operations are conducted through i-level SoftComm, our wholly-owned operating subsidiary in China. PRC regulations currently limit foreign ownership of companies that provide advertising services to 70% and require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. i-level SoftComm currently holds all necessary licenses and regulatory approvals to operate its network of ADUs in taxis in the city of Shanghai, and it is in the process of applying for similar licenses and approvals to operate in other cities in the PRC. In order to comply with PRC regulations related to foreign ownership of companies engaged in advertising, i-level SoftComm currently conducts its advertising services through a third party advertising agency which has all the necessary licenses and permits for providing advertising services in the PRC. i-level SoftComm expects that it will qualify for its own license to conduct advertising services directly by September, 2007, since such qualification depends in part on the length of time that it will have been active in the PRC at the time it applies for the license.

Research and Development Expenditures

Since the inception of i-level Media Systems in May 2003, we have spent $67,902 on research and development, primarily related to the development of our current ADUs and the associated hardware and software that comprise our digital media network.

Patents and Trademarks

i-level SoftComm has filed for registration of all its trademarks and logos with the appropriate authorities in the PRC. In addition it owns the domain name www.i-levelmedia.com.

PLAN OF OPERATIONS AND RESULTS OF OPERATIONS

Plan of Operations

We have only recently begun commercial operations and had earned minimal revenue as of the date of this report and we are considered a development stage company. The research, development and testing, including proof of concept of the technology and media operations was completed in 2006. Several advertising campaigns consisting of various formats of content have been sold thus far. We intend to focus on selling advertising space on the proprietary i-level mobile media advertising network in China for the near to medium term and will look to expand into sales of products and services relating to the operation of digital media networks to third parties in the medium to long term.

Our plan of operations for the next 12 months is to:

  invest approximately $1,200,000 to purchase approximately 4,000 ADUs to use in extending our taxi media network into Beijing;

  recruit additional persons experienced in the media industry in the areas of finance, sales and marketing, and content development and licensing;

  market our taxi media network to advertisers in Shanghai and Beijing using our internal team of advertising sales specialists;

  extend our operation base to other major media markets in China by negotiating media concessions with taxi operators in other Chinese cities.

We cannot, with certainty, say how our operations will develop over the next 12 months. Our operational development is dependent on a number of factors, including the availability of working capital, personnel, the development of sales contracts and the development of network capabilities.

Over the next 12 months, we will incur the following costs, at a minimum:

Category of Expenditure	Amount
Network equipment purchases:	$1,200,000
General and administrative expenses:	$240,000
Professional fees and expenses, regulatory expenses:	$180,000
Taxi media lease:	$850,000
Personnel costs in China:	$340,000
Service and maintenance fees on network:	$500,000
Miscellaneous and unallocated:	$190,000
Total:	$3,500,000

We had cash and cash equivalents of $199,454 and working capital of $103,928 at June 30, 2007. As a result, we believe that we have sufficient capital to meet our obligations through our fiscal quarter ending September 30, 2007. However, we expect that we will require additional funding for anticipated costs of developing our business during and subsequent to the fourth quarter of 2007. We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects and other working capital requirements.

Revenues

We have had operating revenues of $75,806 since our inception on May 23, 2005 to June 30, 2007. We had revenues of $64,260 for the six month period ended June 30, 2007 as compared to $6,073 for the six month period ended June 30, 2006.

We had direct costs of $434,767 for the six month period ended June 30, 2007 as compared to $103,907 for the six month period ended June 30, 2006. As a result, our loss before operating expenses was $370,507 for the six month period ended June 30, 2007 as compared to $97,834 for the six month period ended June 30, 2006. Our direct costs are comprised of the media concession fees and service and maintenance costs related to the operation of our media network. The increase in these expenses is directly related to the increase in the number of ADUs we have in operation.

Operating Expenses

Our operating expenses for the six month period ended June 30, 2007 consisted of general and administrative expenses of $416,243, as compared to $41,934 for the six month period ended June 30, 2006. The increase in our general and administrative expenses was largely as a result of legal, accounting and other expenses related to our recent Share Exchange Agreement and closing related thereto.

Liquidity and Capital Resources.

We had cash and cash equivalents of $199,454 and working capital of $103,928 at June 30, 2007, as compared to cash of $121,654 and a working capital deficit of $804,744 at December 31, 2006. Our increase in cash and cash equivalents and our move from a capital deficit to a positive working capital figure occurred largely as a result of our receipt of $1,300,000 in gross proceeds in connection with our issuance of 2,600,000 units contemporaneously with the closing of the Share Exchange Agreement on March 20, 2007. We raised an additional $200,000 on March 22, 2007, which was settled by issuing 400,000 additional units of the Company.

Cash Used in Operating Activities

Net cash used in operating activities was $916,015 for the six month period ended June 30, 2007, as compared with $108,196 for the six month period ended June 30, 2006. The increase in cash used in operating activities during the six month period ended June 30, 2007 is due primarily to our increased direct costs and administrative expenses during this period.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. During the six month period ended June 30, 2007, we obtained net cash of $1,749,393 from financing activities, as compared to $108,172 for the six month period ended June 30, 2006. The increase in cash obtained from financing activities during the six month period ended June 30, 2007 is due primarily to our receipt of proceeds of $1,675,000 from the issuance of common stock during this period.

Cash to Investing Activities

We spent $858,586 in investing activities to purchase property and equipment during the six months ended June 30, 2007, as compared to $nil for the six months ended June 30, 2006. The increase in cash used in investing activities during the six month period ended June 30, 2007 is due to our purchase of ADUs during this period.

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

Item 2.          Unregistered Sales of Equity Securities

On June 5, 2007, we completed an offering of 535,714 shares of our common stock at a price of $0.70 per share to a total of two (2) purchasers. The total proceeds from this offering were $375,000. We completed this offering pursuant to an exemption from the registration requirements of the Securities Act pursuant to Rule 903 of Regulation S.

On April 18, 2007, we settled $200,000 of short-term debt of i-Level Systems Limited by issuing 400,000 units (each unit comprised of one common share and one-half of one non-transferable share purchase warrant) at $0.50 per unit. Each whole share purchase warrant is exercisable into one additional common share at an exercise price of $1.00 per share expiring December 20, 2007. This issuance of 400,000 units was completed pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 903 of Regulation S.

On July 9, 2007, we filed a registration statement on Form SB-2 to register certain of our issued shares of our common stock as well as certain shares of our common stock issuable upon exercise of warrants. Pursuant to such registration statement, which was declared effective by the SEC on July 25, 2007, the 535,714 shares issued on June 5, 2007, the 400,000 shares issued as part of the units on April 18, 2007 and the 200,000 shares issuable upon exercise of the warrants issued as part of the units on April 18, 2007 have been registered for resale under the Securities Act.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Securities Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
10.1(1)	Form of $0.50 Unit Private Placement Subscription Agreement.
10.2(1)	Form of $0.70 Share Private Placement Subscription Agreement.
10.3(1)	Memorandum of Understanding between i-level SoftComm and Beijing Northern Taxi Co., Ltd.
10.4(1)	Corporate Development Consulting Services Agreement between the Company and Pacific Investor Relations Corp., dated for reference April 1, 2007.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference from our Company's registration statement on Form SB-2 as filed with the SEC on July 9, 2007.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
I-LEVEL MEDIA GROUP INCORPORATED
Per:	/s/ Aidan Sullivan Aidan Sullivan Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director Date: July 27, 2007.
Per:	/s/ Ian Sullivan Ian Sullivan Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and a director Date: July 27, 2007.

__________