Form 10QSB
period 2007-09-30
I-LEVEL MEDIA GROUP INC
filed 2007-11-14
CIK 1355559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 55,702,383 shares of common stock as of November 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

I-LEVEL MEDIA GROUP INCORPORATED

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended September 30, 2007

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

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim consolidated financial statements of i-level Media Group Incorporated are included in this Quarterly Report on Form 10-QSB:

__________

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30, 2007 $ (unaudited)	December 31, 2006 $

Assets

Current Assets

Cash and equivalents	8,756	121,654
Accounts receivable	27,806	-
Prepaid expenses and other current assets	156,844	12,023

Total Current Assets	193,406	133,677

Property and Equipment (Note 3)	1,425,425	582,548

Total Assets	1,618,831	716,225

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Accounts payable and accrued liabilities (Note 4)	294,139	28,920
Promissory note (Note 5(a))	-	100,000
Short-term secured loans (Note 5(c))	99,920	500,000
Short-term unsecured loans (Note 5(b))	6,000	309,501
Current portion of capital lease obligation	2,427	-

Total Current Liabilities	402,486	938,421

Capital Lease Obligation	2,601	-

Total Liabilities	405,087	938,421

Nature and Continuance of Operations (Note 1)

Stockholders' Equity

Common Stock, 1,025,000,000 shares authorized, $0.001 par value 53,582,383 shares issued and outstanding (December 31, 2006 - 20,000 shares issued, par value $15)	53,582	300,000

Additional Paid-in Capital	3,308,756	450,000

Subscriptions Received (Note 13)	200,000	-

Other Comprehensive Income (Loss)	55,342	3,909

Deficit Accumulated During the Development Stage	(2,403,936)	(976,105)

Total Stockholders' (Deficit) Equity	1,213,744	(222,196)

Total Liabilities and Stockholders' Equity	1,618,831	716,225

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From May 23, 2005 (Date of Inception) to September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	96,355	20,549	125	84,809	6,198

Direct Costs	(1,196,273)	(331,741)	(84,098)	(766,508)	(188,005)

Loss Before Operating Expenses	(1,099,918)	(311,192)	(83,973)	(681,699)	(181,807)

Operating Expenses

Research and development	67,902	-	-	-	-
General and administrative	1,032,438	150,445	41,439	566,687	83,373
Stock-based compensation	164,978	164,978	-	164,978	-

Total Expenses	1,265,318	315,423	41,439	731,665	83,373

Loss from Operations	(2,365,236)	(626,615)	(125,412)	(1,413,364)	(265,180)

Other expenses
Interest expense	(38,700)	(1,148)	(5,519)	(14,467)	(11,711)

Net Loss for the Period	(2,403,936)	(627,763)	(130,931)	(1,427,831)	(276,891)

Net Loss Per Share - Basic and Diluted		(.01)	-	(.01)	-

Weighted Average Number of Shares Outstanding - Basic and Diluted	-	53,582,000	52,647,000	52,882,000	52,647,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2007	2006
	$	$

Operating Activities

Net loss	(1,427,831)	(276,891)

Adjustments to reconcile net loss to cash

Depreciation	179,324	55,945

Stock-based compensation	164,978

Change in operating assets and liabilities

Accounts receivable	(27,806)	-
Prepaid expenses and other current assets	(44,901)	(4,809)
Increase in accounts payable and accrued liabilities	53,329	3,613

Net Cash Used in Operating Activities	(1,102,907)	(222,142)

Investing Activities

Deposit on business acquisition	(99,920)	-

Purchase of property and equipment	(1,016,383)	-

Net Cash to Investing Activities	(1,116,303)	-

Financing Activities

Repayment of capital lease obligations	(790)	-
Proceeds from issuance of common stock	1,875,000	-
Proceeds from common stock subscriptions	200,000	-
Proceeds from issuance of short-term debt	105,920	214,332
Repayment of short-term debt	(125,251)	-

Net Cash Provided by Financing Activities	2,054,879	214,332

Effect of Exchange Rate Changes	51,433	(7,702)

Increase (Decrease) in Cash	(112,898)	(15,512)

Cash - Beginning of Period	121,654	34,653

Cash - End of Period	8,756	19,141

Supplemental Disclosures
Interest paid	32,516	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities
Assumption of liabilities in reverse merger	237,140	-
Settlement of debt with shares	1,009,504	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
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

On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited ("i-Level Systems"), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. I-Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. ("i-Level SoftComm"), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the "PRC") on August 12, 2004. i-Level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-Level Systems was completed on March 20, 2007 and the Company now trades on the OTCBB under the symbol "ILVL". The total purchase price for all issued and outstanding shares of i-Level Systems was satisfied by the issuance of 27,000,000 shares of post-forward split restricted common stock of the Company. See Note 7 for full disclosure of this transaction and related financing transactions. The Company is, effective March 20, 2007, a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition is considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems will constitute the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems will be reported from March 20, 2007 forward.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(unaudited)

1.     Nature of Operations and Continuance of Business (continued)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 7 to continue expanding its business operations and attain profitable operations. As at September 30, 2007, the Company had a working capital deficit of $209,080 and had accumulated losses of $2,403,936 since inception. Since inception, the Company has funded operations through the issuance of capital stock and related party loans. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2007
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
September 30, 2007
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

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
September 30, 2007
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

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

l)     Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, "Share-Based Payments," which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123R. The Company applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(unaudited)

3.     Property and Equipment

Property and equipment is comprised of the following:

	September 30, 2007	December 31, 2006
	$	$
	(unaudited)

Flat-panel video advertising display units	1,615,332	688,073
Office equipment	21,904	4,309
Leasehold improvements	57,628	-
Equipment under capital lease	9,091	-
Low-value consumption goods	6,928	-

	1,710,883	692,382
Less: Accumulated depreciation	(305,111)	(122,779)
Exchange difference	19,653	12,945

Net Carrying Value	1,425,425	582,548

4.     Accounts Payable and Accrued Liabilities

	September 30, 2007	December 31, 2006
	$	$
	(unaudited)

Accounts payable	93,686	-
Accrued expenses	193,476	2,970
Accrued interest (Note 5)	6,251	25,251
Welfare benefits payable	726	699

	294,139	28,920

5.     Short-term Debt

a)     Promissory Note Payable

The note was non-interest bearing and had no fixed terms of repayment. The note had restrictive covenants that limited the Company's ability to sell, transfer, assign or dispose of any assets pledged as security for the payment of this note. This note was repaid in March, 2007.

b)     Short-term Unsecured Loans

(i)   i-Level Systems received short-term loans bearing interest at 9% per annum, compounded semi-annually, without fixed terms of repayment. On March 20, 2007 a total of $309,501 of these loans were settled by issuing 1,031,668 common shares of the Company at $0.30 per share. A total of $18,955 of accrued interest to December 31, 2006 was paid in March 2007. A total of $6,029 of accrued interest up until debt settlement has been included in accrued liabilities.

(ii)  The Company's two senior officers have loaned $6,000 on an unsecured, non-interest bearing basis.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(unaudited)

5.     Short-term Debt (continued)

c)     Short-term Secured Loans

(i)   i-Level Systems received two short-term loans in the amount of $250,000 each. The short-term loans bear interest at 9% per annum and compounded semi-annually. Principal amounts and any outstanding accrued interest are to be repaid on demand. The loans are secured by the property and equipment and current assets of the Company and contain financial covenants and restrictions on indebtedness. On March 20, 2007 the principal amount of $500,000 was settled by issuing 5,000,000 Loan Units of the Company at $0.10 per Loan Unit as described in Note 7(a).

(ii)  On September 24, 2007 a total of 750,000 Renminbi ($99,920) was received by a company controlled by a director of the Company. This loan bears interest at 8% per annum and is secured by the assets of the Company and a personal guarantee from the President of the Company. The loan plus interest is repayable on November 8, 2007.

6.     Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management.

Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary of the Company. Effective March 20, 2007, each will be paid a total of $5,000 per month for their services, for a term of eighteen months. The ES Agreements also provide that each of the CEO and CFO will be granted no less than 500,000 stock options exercisable at no more than $0.50 per stock option, for a period of not less than 10 years from date of grant.

See Note 5(c)(ii) for a related party loan of 750,000 Renminbi from a director of the Company and Note 5(b)(ii) for related party loans of $6,000 from two senior officers of the Company.

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
September 30, 2007
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

See Note 13 for 2,000,000 common shares issued at $0.25 per share for proceeds of $500,000 pursuant to a private placement. A 120,000 common share finders fee was also paid in connection with this private placement.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(unaudited)

9.     Stock Options

Effective August 31, 2007, the Company adopted a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 10,000,000 shares of common stock.

	Number of Shares	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2006	-	-
Granted	3,890,000	0.32

Outstanding, September 30, 2007	3,890,000	0.32	5.9	-

Exercisable, September 30, 2007	500,000	0.32	5.9	-

Pursuant to this Stock Option Plan, also on August 31, 2007 the Company granted a total of 2,000,000 stock options to two senior officers and directors of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2013. These options vest 500,000 upon grant and 500,000 every six months thereafter.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.2593 per option granted for a total stock-based compensation of $518,600. A total of $151,258 of stock-based compensation was charged to operations during the three months ended September 30, 2007. The following weighted average assumptions were used:

Expected dividend yield	0%
Expected volatility	101%
Expected life (in years)	6.0
Risk-free interest rate	4.23%

Pursuant to the Stock Option Plan, also on August 31, 2007 the Company granted 1,890,000 stock options to certain directors and employees of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2009. These options vest 25% every six months after date of grant. None of these options vested as at September 30, 2007.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.1742 per option granted for a total stock-based compensation of $329,267. A total of $13,719 of stock-based compensation was charged to operations during the three months ended September 30, 2007. The following weighted average assumptions were used:

Expected dividend yield	0%
Expected volatility	101%
Expected life (in years)	2.0
Risk-free interest rate	4.23%

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(unaudited)

9.    Stock Options (continued)

	Number of Options	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2006	-	-
Granted	3,890,000	$0.32
Vested	(500,000)	$0.32

Non-vested at September 30, 2007	3,390,000	$0.32

10.    Warrants Outstanding

# of Warrants	Exercise Price	Expiry Date

1,300,000	$1.00	December 20, 2007
200,000	$1.00	January 18, 2008

11.    Commitments

Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary of the Company. Effective March 20, 2007, each will be paid a total of $5,000 per month for their services, for a term of eighteen months. The ES Agreements also provide that each of the CEO and CFO will be granted no less than 500,000 stock options exercisable at no more than $0.50 per stock option, for a period of not less than 10 years from date of grant. See Note 9 for the granting of 1,000,000 stock options to each of these senior officers at $0.32 per option expiring August 31, 2013.

12.    Economic Dependence

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

13.    Subsequent Events

The Company received a further $300,000 pursuant to a private placement of 2,000,000 common shares at a price of $0.25 per share for total proceeds of $500,000. A finders fee of 120,000 common shares was issued in connection with this private placement. Subscriptions of $200,000 were received as of September 30, 2007. These shares were issued on November 9, 2007.

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

The following discussion of our plans and operations, results of operations and financial condition as at and for the quarterly period ended September 30, 2007 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the quarterly period ended September 30, 2007 included in this quarterly report.

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

Effective upon Closing, two outstanding loans of our Company in the aggregate principal amount of $500,000 were converted into a total of 5,000,000 loan units, each consisting of one post-split share of common stock and one-quarter of one non-transferable common stock purchase warrant. Each whole warrant entitled the holder to purchase one common share of our Company at an exercise price of $0.50 per share for a period of six months from Closing (These warrants expired unexercised on September 20, 2007.) We also issued a total of 1,031,668 post-split shares of our common stock to pay and settle amounts owing to various creditors of i-level Media Systems in the amount of $309,501. In addition, we effected an unregistered private placement of an aggregate of 2,600,000 private placement units, each consisting of one post-split share of common stock and one-half of one non-transferable common stock purchase warrant. On April 18, 2007, we settled $200,000 of short-term debt of i-Level Systems by issuing 400,000 additional units at $0.50 per unit as an additional subscription to the unit private placement. Each whole warrant entitles the holder to purchase one common share of our Company at an exercise price of $1.00 per share for a period of nine months from the closing of each portion of the private placement and the debt settlement, respectively.

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

(b)        (i) 1,666,000 shares were issued to Calneva Financial Group Ltd. upon conversion of a $166,600 loan to our Company, (ii) 1,500,000 shares were issued to Pacific Investor Relations Corp. upon conversion of a $150,000 loan to our Company, (iii) 1,000,000 shares were issued to FBP Capital Corp. upon conversion of a $100,000 loan to our Company and (iv) 834,000 shares were issued to Scharfe Holdings Inc. upon conversion of a $83,400 loan to our Company, in each instance by way of loan units at a rate of $0.10 per unit. Each unit consisted of one share of our common stock and one-quarter of one warrant, and each whole warrant entitled the holder to purchase one additional share of our common stock at an exercise price of $0.50 per share for a period of six months from Closing (these warrants expired unexercised on September 20, 2007); and

(c)        1,031,668 shares were issued at a deemed price of $0.30 per share to the following creditors of i-level Media Systems to settle and pay the following debts of i-level Media Systems totalling approximately $309,501:

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

Upon Closing, the following persons were appointed to the following positions with our Company:
Name	Position with the Company
Aidan Sullivan	Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director
Ian Sullivan (*)	Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and a director
Johnny Lo	Director
Leo Young (**)	Director
Paul D. Brock	Director

(*)  Effective August 6, 2007, Ian Sullivan resigned as the Company's Treasurer and Chief Financial Officer, but remains as the Company's Secretary and director. On the same date, the Company accepted the consent of Don Chen to act as Treasurer and Chief Financial Officer of the Company.

(**) Mr. Young subsequently tendered his resignation, which resignation was accepted by the Company's Board of Directors effective on May 8, 2007. On May 31, 2007, Mr. Francis Chiew Sin Onn was appointed as a director of the Company.

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

i-level SoftComm commenced its principal operation in the City of Shanghai in 2005. As of the date of this report, i-level SoftComm had advertising display units ("ADUs") installed in a total of approximately 4,000 taxis operating in Shanghai. It has not yet earned any significant revenue. i-level SoftComm is planning on entering other major media markets in China, subject to adequate financing and market acceptance of its products and services.

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

Development of i-level SoftComm's Business

i-level SoftComm began testing the first ADU network with Shanghai Jinjiang Auto Services Co., Ltd. ("Jinjiang Auto Services") of Shanghai, China, in 2005, and currently has approximately 4,000 ADUs deployed in taxis operated by Jinjiang Auto Services. i-level SoftComm's ADU placement agreement with Jinjiang Auto Services provides that it will remain in force for six years and, upon expiration, gives us the right to renew the agreement on terms no less favorable than those offered by competing bidders.

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

In early 2007, i-level SoftComm was granted membership in the China Taxi and Livery Association and was in fact the first foreign company admitted to the association. This relationship gives i-level SoftComm access to the Association's more than 600 members across China and provides a conduit for lobbying government bodies and authorities regulating the taxi industry.

Other Recent Developments

Beyond the arrangement with Jinjiang Auto Services described above, we have recently signed similar distribution agreements with three taxi operators in Beijing that grant i-level exclusive digital media rights covering a minimum of 4,000 taxis for an eight-year term. In addition, we have begun negotiations with other taxi operators, both in Shanghai and in other major Chinese cities, with the goal of acquiring new media concessions and expanding our network.

Since the commencement of its media operations, i-level SoftComm has conducted its advertising sales through a third party advertising agency in order to comply with PRC regulations limiting foreign ownership of companies engaged in advertising. As a result of amendments made to these regulations by the PRC government in late 2005, i-level Systems became eligible to obtain a full advertising license for a wholly foreign-owned enterprise (a "WFOE") in 2007. The company has since applied for and received approval for the registration of a second WFOE in the PRC, for which the business scope includes the right to engage directly in the sale of all types of advertising services. This new WFOE will be incorporated in the city of Beijing under the name i-level Media Advertising (Beijing) Co. Ltd. ("i-level Advertising"). At the time of writing, the company was awaiting the issuance of the final business license for i-level Advertising, which was expected to be received in a matter of weeks. In addition to being the Company's local representative office in Beijing, i-level Advertising will also serve to process all of the Company's advertising sales contracts, thereby eliminating any reliance on third-party advertising agencies as well as the costs associated with their involvement.

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

Our plan of operations for the next 12 months is to:

  invest approximately $840,000 to purchase approximately 3,000 ADUs to use in extending our taxi media network;

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

Over the next 12 months, we will incur the following costs, at a minimum:

Category of Expenditure	Amount
Network equipment purchases:	$840,000
General and administrative expenses:	$240,000
Professional fees and expenses, regulatory expenses:	$180,000
Taxi media lease:	$850,000
Personnel costs in China:	$340,000
Service and maintenance fees on network:	$500,000
Miscellaneous and unallocated:	$190,000
Total:	$3,140,000

We had cash and cash equivalents of $8,756 and a working capital deficit of $209,080 at September 30, 2007. As a result, we will require additional funding for anticipated costs of developing our business during the next twelve months. We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects and other working capital requirements.

Revenues

We have had operating revenues of $96,355 since our inception on May 23, 2005 to September 30, 2007. We had revenues of $84,809 for the nine month period ended September 30, 2007 as compared to $6,198 for the nine month period ended September 30, 2006.

We had direct costs of $766,508 for the nine month period ended September 30, 2007 as compared to $188,005 for the nine month period ended September 30, 2006. As a result, our loss before operating expenses was $681,699 for the nine month period ended September 30, 2007 as compared to $181,807 for the nine month period ended September 30, 2006. Our direct costs are comprised of the media concession fees and service and maintenance costs related to the operation of our media network. The increase in these expenses is directly related to the increase in the number of ADUs we have in operation.

Operating Expenses

We had operating expenses of $731,665 for the nine month period ended September 30, 2007 as compared to $83,373 for the nine month period ended September 30, 2006. Our operating expenses for the nine month period ended September 30, 2007 consisted of general and administrative expenses of $566,687 and stock-based compensation of $164,978. Our operating expenses for the nine month period ended September 2006 consisted of general and administrative expenses of $83,373. The increase in our general and administrative expenses was largely as a result of legal, accounting and other expenses related to our recent Share Exchange Agreement and closing related thereto.

Liquidity and Capital Resources.

We had cash and cash equivalents of $8,756 and a working capital deficit of $209,080 at September 30, 2007, as compared to cash of $121,654 and a working capital deficit of $804,744 at December 31, 2006. The decrease in our working capital deficit occurred largely as a result of our receipt of $1,300,000 in gross proceeds in connection with our issuance of 2,600,000 units contemporaneously with the closing of the Share Exchange Agreement on March 20, 2007. We raised an additional $200,000 on March 22, 2007, which was settled by issuing 400,000 additional units of the Company.

Cash Used in Operating Activities

Net cash used in operating activities was $1,102,907 for the nine month period ended September 30, 2007, as compared with $222,142 for the nine month period ended September 30, 2006. The increase in cash used in operating activities during the nine month period ended September 30, 2007 is due primarily to our increased direct costs and administrative expenses during this period.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. During the nine month period ended September 30, 2007, we obtained net cash of $2,054,879 from financing activities, as compared to $214,332 for the nine month period ended September 30, 2006. The increase in cash obtained from financing activities during the nine month period ended September 30, 2007 is due primarily to our receipt of proceeds of $1,875,000 from the issuance of common stock during this period.

Cash to Investing Activities

We spent $1,116,303 in investing activities ($99,920 as a deposit on business acquisition and $1,016,383 for the purchase property and equipment) during the nine months ended September 30, 2007, as compared to $nil for the nine months ended September 30, 2006. The increase in cash used in investing activities during the nine month period ended September 30, 2007 is due primarily to our purchase of ADUs during this period.

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

Item 2.           Unregistered Sales of Equity Securities

On June 5, 2007, we completed an offering of 535,714 shares of our common stock at a price of $0.70 per share to a total of two purchasers. The total proceeds from this offering were $375,000. We completed this offering pursuant to an exemption from the registration requirements of the Securities Act pursuant to Rule 903 of Regulation S.

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

On November 9, 2007, we completed a private placement of 2,000,000 common shares at a price of $0.25 per share to a total of three purchasers for total proceeds of $500,000. A finders fee of 120,00 common shares was issued in connection with this private placement. All of these shares were issued in reliance on an exemption from the registration requirements of the Securities Act pursuant to Rule 903 of Regulation S.

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
I-LEVEL MEDIA GROUP INCORPORATED
Per:	"Aidan Sullivan" Aidan Sullivan Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director Date: November 13, 2007.
Per:	"Don Chen" Don Chen Treasurer and Chief Financial Officer Date: November 13, 2007.

__________