Form 10KSB
period 2007-12-31
I-LEVEL MEDIA GROUP INC
filed 2008-04-14
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15J(d) of the Exchange Act. ☐ ..

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO.

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

The issuer's revenues for its most recent fiscal year: $172,689.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of April 4, 2008 was $4,519,421.

The number of shares outstanding of the issuer's common stock as of April 4, 2008 was 59,352,383.

Transitional Small Business Disclosure Format: ☐ YES  ☒ NO.

FORWARD-LOOKING STATEMENTS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

__________

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Overview

We were incorporated as "Jackson Ventures, Inc." under the laws of Nevada on August 23, 2005. On January 29, 2007, we completed a forward stock split of our shares of common stock on a 10.25 new for one old share basis and changed our name to "i-level Media Group Incorporated". On March 20, 2007, we acquired i-level Media Systems, a limited liability company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands, pursuant to a reverse acquisition transaction. i-level Media Systems is the sole investor and owner of i-level SoftCom (Shanghai) Company Limited ("i-level SoftCom"), a company organized under the laws of the People's Republic of China in 2005, through which our current operations are conducted.

As a consequence of our acquisition of i-level Media Systems on March 20, 2007, we are a development stage company engaged in the business of selling out-of-home video advertising timeslots on a network of flat-panel video advertising display units installed in taxis operated in China.

Prior to this acquisition, we had been an exploration stage company engaged in the acquisition and exploration of mineral properties. Our mineral claims did not indicate any material mineral deposits or reserves of minerals. As a consequence, management determined that exploration results were not sufficiently promising to warrant further exploration of these claims and these claims were allowed to lapse.

Our principal offices are located at Suite 5B - 98 Liu He Road, Shanghai, People's Republic of China, 200001, and our telephone number is +8621 5301 8935.

Acquisition of i-level Media Systems

Pursuant to the Share Exchange Agreement, we acquired all of the issued and outstanding shares of i-level Media Systems, a private British Virgin Islands company on March 20, 2007. In anticipation of the completion of this acquisition, 5,660,000 issued and outstanding shares of our common stock were split, on a 10.25 new for one old share basis, into 58,015,000 shares of common stock, and we changed our name to "i-level Media Group Limited". On March 20, 2007, we issued a total of 27,000,000 post-split shares of common stock to the shareholders of i-level Media Systems (collectively, the "i-level Shareholders") in consideration for their respective interests in i-level Media Systems, and a total of 41,000,000 shares of common stock held by our founders were surrendered for cancellation.

Effective upon the completion of the acquisition of i-level Media Systems, two outstanding loans of our company in the aggregate principal amount of $500,000 were converted into a total of 5,000,000 loan units, each consisting of one post-split share of common stock and one-quarter of one non-transferable common stock purchase warrant. Each whole warrant entitles the holder to purchase one share of our common stock at an exercise price of $0.50 per share for a period of six months. We also issued a total of 1,031,668 post-split shares of our common stock to pay and settle amounts owing to various creditors of i-level Media Systems in the amount of $309,501. In addition, we completed a private placement of an aggregate of 2,600,000 units, each consisting of one post-split share of common stock and one-half of one non-transferable common stock purchase warrant. On April 18, 2007, we settled $200,000 of short-term debt of i-Level Systems by issuing 400,000 additional units at $0.50 per unit as an additional subscription to the unit private placement. Each whole warrant issued under this private placement entitles the holder to purchase one share of common stock of our company at an exercise price of $1.00 per share for a period of nine months from the closing of each portion of the private placement and the debt settlement, respectively.

As a result, 52,646,668 shares of our common stock were issued and outstanding immediately after the consummation of our acquisition of i-level Media Systems, the surrender and cancellation of the founders' stock and the completion of the foregoing private placement and debt settlement transactions. The 27,000,000 shares of our common stock issued to the shareholders of i-level Media Systems represent approximately 45.5% of our issued and outstanding shares.

More particularly, we made the following distributions of our post-split shares of common stock upon the completion of the acquisition of i-level Media Systems, pursuant to the terms of the Share Exchange Agreement:

(a)        27,000,000 shares of common stock were issued to the i-level Shareholders at a deemed issue price of $0.425 per share (which reflects a 15% discount to the established fair market value of $0.50 per share);

(b)        (i) 1,666,000 shares were issued to Calneva Financial Group Ltd. upon conversion of a $166,600 loan to our company, (ii) 1,500,000 shares were issued to Pacific Investor Relations Corp. upon conversion of a $150,000 loan to our company, (iii) 1,000,000 shares were issued to FBP Capital Corp. upon conversion of a $100,000 loan to our company and (iv) 834,000 shares were issued to Scharfe Holdings Inc. upon conversion of a $83,400 loan to our company, in each instance by way of loan units at a rate of $0.10 per unit. Each unit consisted of one share of our common stock and one-quarter of one warrant, and each whole warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.50 per share for a period of six months; and

(c)        1,031,668 shares were issued at a deemed price of $0.30 per share to the following creditors of i-level Media Systems to settle and pay the following debts of i-level Media Systems totaling approximately $309,501:

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

In addition, as contemplated by the Share Exchange Agreement, we completed a private placement of 2,600,000 units contemporaneously with the completion of the acquisition of i-level Media Systems for gross proceeds of $1,300,000. Each unit consists of one post-split share of common stock and one-half of one warrant. Each whole warrant entitles the holder to purchase one common share of our company at an exercise price of $1.00 per share for a period of nine months.

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

Our Business

We are a development stage company engaged in the business of selling out-of-home video advertising timeslots on a network of flat-panel video advertising display units installed in taxis operated in China, through our wholly-owned subsidiary, i-level SoftComm. To date, we have ADUs installed in a total of approximately 4,000 taxis operating in Shanghai. However, we have not as yet earned any significant revenue. We are planning on entering other major media markets in China, subject to adequate financing and market acceptance of our products and services.

Our ADUs are typically mounted inside the right front passenger headrest of a taxi at eye-level to passengers seated in the back seat. The ADUs are hard-wired to permit them to draw power from the vehicle's electrical system and are automatically activated when the taxi's meter is switched to the fare metering mode. We enter into ADU placement agreements with taxi operators which require that we pay them a monthly lease fee for each taxi equipped with an ADU. The ADUs incorporate 8.2-inch liquid crystal display (LCD) screens. We sell time slots on our network of ADUs to advertisers, who provide the necessary advertising content in formats compatible with our systems. Currently, such advertising content is downloaded onto compact flash cards that must be manually installed in each of the ADUs every week. Content programming and order is determined every Friday and uploaded to our servers in preparation for installation at the beginning of the following week. The installation of the weekly content programming is handled by third party technicians from Smartwin Technology (Shanghai) Ltd. ("Smartwin Technology"), who attend daily at participating taxi companies' facilities.

Our direct costs, which include lease payments to taxi operators under the ADU placement agreements, maintenance and monitoring fees and other associated costs, currently comprise a significant portion of our costs of revenue.

Development of Our Business

We began testing the first ADU network with Shanghai Jinjiang Auto Services Co., Ltd. ("Jinjiang Auto Services") of Shanghai, China, in 2005, and currently have approximately 4,000 ADUs deployed in taxis operated by Jinjiang Auto Services. Our ADU placement agreement with Jinjiang Auto Services is for a period of six years and, upon expiration, gives us the right to renew the agreement on terms no less favorable than those offered by competing bidders.

We co-developed the design of the ADUs with Smartwin Technology, and each company owns an undivided 50% interest in the intellectual property rights relating to the ADUs. We and Smartwin Technology will split the proceeds generated from any future sales of ADUs and/or the licensing of the related intellectual property rights to third parties.

Currently, Smartwin Technology acts as our sole supplier of ADUs. However, all components of the ADUs are readily available from multiple manufacturers and can be ordered and assembled to our specifications by original equipment manufacturing factories in China. Accordingly, we anticipate that we would be able to source our ADUs from other suppliers if it becomes advantageous to do so. We acquire full ownership of the ADUs that we purchase from Smartwin Technology, but contract the service and maintenance of such ADUs to Smartwin Technology.

i-level SoftComm currently holds all necessary licenses and regulatory approvals to operate its network of ADUs in taxis in the city of Shanghai, and it is in the process of applying for similar licenses and approvals to operate in other cities in China.

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

Since the commencement of its media operations, i-level SoftComm has conducted its advertising sales through a third party advertising agency in order to comply with Chinese regulations limiting foreign ownership of companies engaged in advertising. As a result of amendments made to these regulations by the Chinese government in late 2005, i-level Systems became eligible to obtain a full advertising license for a wholly foreign-owned enterprise (a "WFOE") in 2007. The company has since received approval for and incorporated a second WFOE in the China, for which the business scope includes the right to engage directly in the sale of all types of advertising services. This new WFOE is incorporated in the city of Beijing under the name i-level Media (Beijing) Co. Ltd. ("i-level Advertising"). In addition to being the Company's local representative office in Beijing, i-level Advertising will also serve to process all of the Company's advertising sales contracts, thereby eliminating any reliance on third-party advertising agencies as well as the costs associated with their involvement.

Competition

Our primary competitors are other advertising companies that operate out-of-home digital media advertising networks in China. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also face competition from other out-of-home network operators for access to the most desirable locations in cities in China. Individual taxi operators may also decide to install and operate their ADUs on a small scale. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio.

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

Plan of Operations

In 2008, we plan to focus on selling advertising space on our proprietary i-level mobile media advertising network in China for the near to medium term and will look to expand into sales of products and services relating to the operation of business digital media networks to third parties in the medium to long term. We plan to spend approximately $3,140,000 to pursue our business plan in the next 12 months. See "Management's Discussion and Analysis or Plan of Operations" for more information.

We had cash and cash equivalents of $455,751 and working capital of $376,352 at December 31, 2007. As such, we will require additional funding for anticipated costs of developing our business during the next twelve months. We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects and other working capital requirements.

Employees

We have 15 full-time and no part-time employees.

Subsidiaries

We own 100% of i-level Media Systems, which is a limited liability company incorporated under the International Business Act of the British Virgin Islands, which in turn owns 100% of i-level SoftComm and i-level Advertising, both of which are wholly foreign-owned enterprises incorporated under the laws of the People's Republic of China.

Compliance with Government Regulation

Chinese advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator's license for advertising business operations.

As an out-of-home advertising service provider, we are obligated under Chinese laws and regulations to monitor the advertising content that is shown on our network for compliance with applicable law. In general, the advertisements shown on our network have previously been broadcast over public television networks and have been subjected to internal review and verification of such networks. We are still separately required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, where a special government review is required for certain product advertisements before broadcasting, we are separately obligated to confirm that such review has been performed and approval has been obtained. We employ qualified advertising inspectors who are trained to review advertising content for compliance with relevant Chinese laws and regulations. In addition, for advertising content related to certain types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we and our distributors are required to confirm that the advertisers have obtained requisite government approvals including the advertiser's operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities.

Substantially all of our operations are conducted through i-level SoftComm, our wholly-owned operating subsidiary in China. i-level SoftComm currently holds all necessary licenses and regulatory approvals to operate its network of ADUs in taxis in the city of Shanghai, and it is in the process of applying for similar licenses and approvals to operate in other cities in China.

Research and Development Expenditures

Since the inception of i-level Media Systems in May 2003, we have spent approximately $67,902 on research and development, primarily related to the development of our current ADUs and the associated hardware and software that comprise our digital media network.

Patents and Trademarks

i-level SoftComm has filed for registration of all its trademarks and logos with the appropriate authorities in China. In addition it owns the domain name www.i-levelmedia.com. We do not own and have not applied for any patents.

Risk Factors

Risks Relating Generally to Our Operations

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

We had cash and cash equivalents of $455,751 and working capital of $376,352 at December 31, 2007. We believe we have sufficient funds to meet our anticipated cash needs for only three months. We will require additional funding to pursue our plan of operations for the next 12 months. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

  investors' perception of, and demand for, securities of alternative advertising media companies;

  conditions of the U.S. and other capital markets in which we may seek to raise funds;

  our future results of operations, financial condition and cash flows;

  Chinese governmental regulation of foreign investment in advertising services companies in China;

  economic, political and other conditions in China; and

  Chinese governmental policies relating to foreign currency borrowings.

We cannot assume that financing will be available in amounts or on terms acceptable to us, if at all. Our failure to raise additional funds could have a material adverse effect on our business and financial condition.

Raising additional funds by issuing securities may cause dilution to existing stockholders or restrict our operations.

We may raise additional funds through public or private equity offerings or debt financings. To the extent that we raise additional capital by issuing equity securities, our existing stockholders' ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

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

Our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and currently have generated minimal revenues from operating our digital media network service in China. The continuation of our company as a going concern is dependent upon our ability to obtain necessary equity financing to continue expanding our business operations and attain profitable operations. As a December 31, 2007, we had working capital of $376,352 and had accumulated losses of $23,051,039 since inception . These factors raise substantial doubt regarding our ability to continue as a going concern.

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

The market for out-of-home television advertising networks in China is relatively new and its potential is uncertain. We compete for advertising spending with many forms of more established advertising media. Our success depends on the acceptance of our out-of-home digital display advertising network by advertisers and their continuing interest in this medium as a component of their advertising strategies. Our success also depends on the viewing public continuing to be receptive towards our advertising network. Advertisers may elect not to use our services if they believe that consumers are not receptive to our network or that our network does not provide sufficient value as an effective advertising medium. Likewise, if consumers find some element of our network, such as the audio feature, to be disruptive or intrusive, taxi operators may decide not to place our flat-panel displays in their vehicles and advertisers may view our network as a less attractive advertising medium compared to other alternatives. In that event, advertisers may determine to reduce their spending on our advertising network. If a substantial number of advertisers lose interest in advertising on our advertising network for these or other reasons, we will be unable to generate sufficient revenues and cash flow to operate our business, and our business, results of operations and financial condition could be materially adversely affected.

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

A decrease in demand for advertising media in general and for our advertising services in particular would materially and adversely affect our business, financial condition, results of operations and cash flows.

A substantial majority of our revenues are currently concentrated Shanghai. If this city experiences an event negatively affecting its advertising industry, our advertising network, and our ability to generate adequate cash flow, would be materially and adversely affected.

If Shanghai experiences an event negatively affecting its advertising industry, such as a serious economic downturn, a moratorium on the number of taxi licenses that would have the effect of materially limiting the supply of taxis in which we can place our ADUs or similar changes in government policy or a natural disaster, our business, financial condition, results of operations and cash flows would be materially and adversely affected.

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

Our ability to generate revenues from advertising sales depends largely upon our ability to provide a large network of ADUs placed in desirable taxi fleets. This, in turn, requires that we develop and maintain business relationships with taxi operators from which we rent space for our ADUs. We have entered into one significant display placement agreement with a taxi operator to operate up to 4,000 ADUs in the city of Shanghai until March 31, 2011. We have also entered into display placement agreements with a taxi operator to operate a total of up to 3,200 ADUs in the city of Beijing until 2015. Although these display placement agreements give us the right to renew the agreements on terms no less favorable than those offered by competing bidders, we may not be able to maintain our relationship with these taxi operators on satisfactory terms, or at all. If we fail to maintain our relationships with these taxi operators or if we fail to establish and maintain other significant relationships with taxi operators to place our ADUs in their vehicles, advertisers may find advertising on our network unattractive and may not wish to purchase advertising time slots on our network, which would cause our revenues to decline and our business and prospects to deteriorate.

We may not be able to successfully expand our advertising network into new regions or diversify our network into new advertising channels, which could harm or reverse our growth potential and our ability to increase our revenues or even result in a decrease in revenues, which could materially adversely affect our business and financial results.

If we are unable to obtain or retain desirable placement locations for our ADUs on commercially advantageous terms, we could have difficulty maintaining or expanding our network, our operating margins and earnings could decrease and our results of operations could be materially and adversely affected.

Our direct costs, which include lease payments to taxi operators under our ADU placement agreements, maintenance and monitoring fees and other associated costs, comprise a significant portion of our cost of revenues. In the future, we may need to increase our expenditures on our ADU placement agreements to obtain new and desirable locations, to renew existing locations and to secure favorable exclusivity and renewal terms. In addition, lessors of space for ADUs may charge increasingly higher display location lease fees, or demand other compensation arrangements, such as profit sharing. If we are unable to pass increased location costs on to our advertising clients through rate increases, our operating margins and earnings could decrease and our results of operations, financial conditions and cash flow could be materially and adversely affected.

When our advertising network reaches saturation in the cities where we operate, we may be unable to grow our revenue base or to satisfy all of our advertisers' needs, which could hamper our ability to generate higher levels of revenues over time.

Where demand for our time slots by advertisers is high, our network may reach saturation, meaning we cannot sell additional advertising time slots for that week's cycle. When our network reaches saturation in any particular city, we will be forced to lengthen our advertising cycle to accommodate additional advertisers or to increase our advertising rates to increase our revenues in our existing cities of operation. However, advertisers may be unwilling to accept rate increases or the placement of their advertisement on a longer time cycle that gives their advertisement less exposure each day. If we are unable to increase the duration of our advertising cycle in cities that reach saturation, or if we are unable to pass through rate increases to our advertising clients in those cities, we may be unable to grow our revenue base or to satisfy all of our advertisers' needs, which could hamper our ability to generate higher levels of revenues over time and materially adversely affect our results of operations, financial condition and cash flows.

If the market supply of desirable taxi fleets diminishes or ceases to expand, we may be unable to expand our network into locations advertising clients find desirable, which could decrease the value of our network to advertisers.

Advertisers place a premium on having their advertisements displayed in the most commercially desirable locations, which we believe includes taxis frequented by more affluent consumer groups in China's major urban areas. As some of China's cities have undergone development and expansion for several decades while others are still at an early stage of development, the supply of desirable taxi fleets varies considerably from region to region. In more developed cities, it may be difficult to increase the number of desirable locations in our network because most such locations have already been occupied either by us or by our competitors. In recently developing cities, the supply of desirable locations may be small and the pace of economic development and taxi fleet expansion levels may not provide a steadily increasing supply of desirable commercial locations. If, as a result of these possibilities, we are unable to increase the placement of our network into commercial locations that advertisers find desirable, we may be unable to expand our client base, sell advertising time slots on our network or increase the rates we charge for time slots, which could decrease the value of our network to advertisers, which could materially adversely affect our business, financial condition and results.

If we are unable to attract advertisers to purchase advertising time on our network, we will be unable to maintain or increase our advertising fees and the demand for time on our network, which could negatively affect our ability to grow revenues.

The fees we can charge advertisers for time slots on our network depend on the size and quality of our network and the demand by advertisers for advertising time on our network. Advertisers choose to advertise on our network in part based on the size of our network and the desirability of the locations where we have placed our ADUs as well as the quality of the services we offer. If we fail to maintain or increase the number of taxis and ADUs in our network, diversify advertising channels in our network or solidify our brand name and reputation as a quality provider of advertising services, advertisers may be unwilling to purchase time on our network or to pay the levels of advertising fees we require to remain profitable. Our failure to attract advertisers to purchase time on our network will reduce demand for time slots on our network and the number of time slots we are able to sell, which could necessitate lowering the fees we charge for advertising time on our network and could negatively affect our ability to increase revenues, as well as our results of operations, financial condition and cash flows.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We have been rapidly expanding, and plan to continue to rapidly expand, our operations in China. We must continue to expand our operations to meet the demands of advertisers for larger and more diverse network coverage and the demands of current and future taxi operators for installing and configuring ADUs in our existing and future commercial locations. This expansion has resulted, and will continue to result, in substantial demands on our management resources. It has also increased our need for a reliable supply of ADUs for our network which are manufactured by a third-party contract assembler according to our specifications. To manage our growth, we must develop and improve our existing administrative and operational systems and our financial and management controls, and we must further expand, train and manage our work force. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth, which could materially adversely affect our financial results and condition.

We depend on the leadership and services of Aidan Sullivan, who is our President and Chief Executive Officer and our largest shareholder, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Aidan Sullivan, our CEO and largest shareholder. We rely on his industry expertise and experience in our business operations and, in particular, his business vision, management skills and working relationships with our employees, many of our clients and taxi operators. We do not maintain key-man life insurance for Mr. Sullivan. If he was unable or unwilling to continue in his present position, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

If we do not continue to expand and maintain an effective sales and marketing team it will cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our advertising service revenue.

We market our advertising services directly to advertisers and to advertising agencies. As we only commenced our current sales and marketing operations in 2006, many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries. We will need to further increase the size of our sales and marketing staff if our business continues to grow. We may face difficulties in hiring, retaining or motivating sales and marketing personnel, which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our advertising service revenue, which could materially adversely affect our financial results and condition.

If we are unable to adapt to changing advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues which may materially and adversely affect our business prospects and revenues.

The market for out-of-home advertising requires us to continuously identify new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. We currently distribute advertisements on our advertising network through compact flash memory cards that are manually installed in our ADUs each week. In the future, subject to relevant Chinese laws and regulations, we may use other technology, such as cable or broadband networking, advanced audio technologies and high-definition panel technology. We may be required to incur development and acquisition costs in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For example, if the use of wireless or broadband networking capabilities on our advertising network becomes a commercially viable alternative and meets all applicable Chinese legal and regulatory requirements, and we fail to implement such changes on our network or fail to do so in a timely manner, our competitors or future entrants into the market who do take advantage of such initiatives could gain a competitive advantage over us. If we cannot succeed in defining, developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising network may decrease and we may not be able to compete effectively or attract advertising clients, which would have a material and adverse effect on our business, results of operations, financial condition and cash flows.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our out-of-home television advertising network.

Chinese advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator's license for advertising business operations.

As an out-of-home advertising service provider, we are obligated under laws and regulations in China to monitor the advertising content that is shown on our network for compliance with applicable law. In general, the advertisements shown on our network have previously been broadcast over public television networks and have been subjected to internal review and verification of such networks. We are still separately required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, where a special government review is required for certain product advertisements before broadcasting, we are separately obligated to confirm that such review has been performed and approval has been obtained. We employ qualified advertising inspectors who are trained to review advertising content for compliance with relevant Chinese laws and regulations. In addition, for advertising content related to certain types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we and our distributors are required to confirm that the advertisers have obtained requisite government approvals including the advertiser's operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. However, we cannot assure you that each advertisement an advertising client or agency provides to us and which we include in our weekly advertising cycle is in compliance with relevant Chinese advertising laws and regulations or that the supporting documentation and government approvals provided to us by our advertising clients in connection with certain advertising content are complete; nor can we assure you that the advertisements that our regional distributors have procured for broadcasting on our network have received required approval from the relevant local supervisory bodies or are content compliant.

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

In addition, if the security of our content management system is breached through the placement of unauthorized Compact Flash cards in our ADUs and unauthorized images, text or audio sounds are displayed on our network, viewers or the Chinese government may find these images, text or audio sounds to be offensive, which may subject us to civil liability or government censure despite our efforts to ensure the security of our content management system. Any such event may also damage our reputation. If our advertising viewers do not believe our content is reliable or accurate, our business model may become less appealing to viewers in China and our advertising clients may be less willing to place advertisements on our network.

As a result, our business, financial condition, results of operations and cash flows would be materially adversely affected.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

We cannot be certain that our ADUs or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business, and affect our results of operations and financial condition.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

Our primary competitors are other advertising companies that operate out-of-home digital media advertising networks in China. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also face competition from other out-of-home network operators for access to the most desirable locations in cities in China. Individual taxi operators may also decide to install and operate their ADUs on a small scale. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio.

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

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance that is applicable to our business model. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources, which would materially adversely affect our results of operations and financial condition.

Risks Relating to Regulation of Our Business and to Our Structure

If the Chinese government finds that the agreements that establish the structure for operating our business in China do not comply with Chinese governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

Substantially all of our operations are conducted through i-level SoftComm, our wholly-owned operating subsidiary in China. Regulations in China currently limit foreign ownership of companies that provide advertising services to 70% and require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. In order to comply with regulations in China related to foreign ownership of companies engaged in advertising, i-level SoftComm currently conducts its advertising services through a third party advertising agency which has all the necessary licenses and permits for providing advertising services in China. i-level SoftComm expects that it will qualify for its own license to conduct advertising services directly by September, 2007, since such qualification depends in part on the length of time that it will have been active in China at the time it applies for the license. In the meantime, our advertising business is currently provided through our contractual arrangements with our limited media partner, Sky-Media Group. Sky-Media Group holds the requisite licenses to provide advertising services in China. We have been and are expected to continue to be dependent on Sky-Media Group to operate our advertising business until i-level Softcomm obtains the necessary licenses and permits to do so directly.

If we are found to be in violation of any existing or future Chinese laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant Chinese regulatory authorities, including the State Administration of Industry and Commerce, or SAIC, which regulates advertising companies, would have broad discretion in dealing with such violations, including:

  revoking the business and operating licenses of our subsidiaries and affiliates in China;

  discontinuing or restricting our the operations of our subsidiaries and affiliates in China;

  imposing conditions or requirements with which we or our subsidiaries and affiliates in China may not be able to comply;

  requiring us or our subsidiaries and affiliates in China to restructure the relevant ownership structure or operations; or

  restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business, as well as our results of operations, financial condition and cash flows.

Our business operations may be affected by legislative or regulatory changes.

There are no existing Chinese laws or regulations that specifically define or regulate out-of-home digital media advertising. It has been reported that the relevant Chinese government authorities are currently considering adopting new regulations governing out-of-home digital media advertising. We cannot predict the timing and effects of such new regulations. Changes in laws and regulations governing the content of out-of-home advertising, our business licenses or otherwise affecting our business in China may materially and adversely affect our business, results of operations and financial condition.

Risks Relating to the People's Republic of China.

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past two decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The economic, political and social conditions in China, as well as Chinese governmental policies, could affect the financial markets in China and our liquidity and access to capital and our ability to operate our business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the Chinese government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down certain segments of China's economy which it believed to be overheating. These actions, as well as future actions and policies of the Chinese government, could materially affect our liquidity and access to capital and our ability to effectively operate our business.

The Chinese legal system embodies uncertainties which could limit the legal protections available to you and us.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since that time has significantly enhanced the protections afforded to various forms of foreign investment in China. Our operating subsidiary in China, i-level SoftComm, is a wholly foreign-owned enterprise which is an enterprise incorporated in China and wholly-owned by foreign investors. i-level SoftComm is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to wholly foreign-owned enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into with Sky-Media Group. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in Renminbi (or yuan, the currency of China). The Renminbi is currently convertible under the "current account", which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account", which includes foreign direct investment and loans. Currently, i-level SoftComm may purchase foreign exchange for settlement of "current account transactions", including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant Chinese governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund any business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant Chinese governmental authorities. This could affect i-level SoftComm's ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us, which could materially adversely affect our business and financial results.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because our earnings and cash and cash equivalent assets are denominated in Renminbi and the net proceeds from our private placements have been denominated in U.S. dollars, fluctuations in exchange rates between U.S. dollars and Renminbi will affect the relative purchasing power of the proceeds from this private placement and our balance sheet and earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. For example, due to the recent devaluation of the U.S. dollar against the euro and several other currencies, the Chinese government has indicated that it may be re-evaluating its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue which will be exchanged into U.S. dollars as well as the earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, our financial results could be materially adversely affected.

Any future outbreak of severe acute respiratory syndrome in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central China in April 2004. During May and June of 2003, many businesses in China were closed by the Chinese government to prevent transmission of SARS. A new outbreak of SARS may result in health or other government authorities requiring the closure of our offices or other businesses, including office buildings, retail stores and other commercial venues, which comprise the primary locations where we provide our advertising services. Any recurrence of the SARS outbreak, or a development of a similar health hazard in China, may deter people from congregating in public places, including a range of commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our out-of-home television advertising network to advertisers, significantly reduce the advertising time purchased by advertisers and severely disrupt our business and operations, and materially adversely affect our financial results.

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

i-level Media Systems is a British Virgin Islands company and substantially all of its assets are located outside of the United States. All of i-level Media Systems' current operations are conducted in the China. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not resident in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the British Virgin Islands or the People's Republic of China would recognize or enforce judgments of United States courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In addition, there is uncertainty as to whether such British Virgin Islands or Chinese courts would be competent to hear original actions brought in the British Virgin Islands or in China against us or such persons predicated upon the securities laws of the United States or any state.

Risks Relating to Our Common Stock

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock is subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.             DESCRIPTION OF PROPERTY

We maintain a principal executive office at Suite 5B - 98 Liu He Road, Shanghai, People's Republic of China, 200001. In addition, in June 2007 we opened a branch office in Beijing, which is located at 5th Floor, Room 517, 25 Dong Sanhuan Rd., Beijing, People's Republic of China, 100020.

ITEM 3.             LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders in the last fiscal quarter of 2007.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS and small business issuer purchases of equity securities

Market Information

Our shares have traded on the OTC Bulletin Board and the Pink Sheets since June 28, 2006. Concurrent with our name change on February 23, 2007, our trading symbol was changed to "ILVL". The following provides a summary of our trading history for the periods indicated on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2007	$0.31	$0.14
September 30, 2007	0.62	0.22
June 30, 2007	1.46	0.50
March 31, 2007	1.35	1.06
December 31, 2006	Nil	Nil
September 30, 2006	Nil	Nil
June 30, 2006	Nil	Nil

Holders

At April 4, 2008, there were 59,352,383 of our common shares issued and outstanding held by approximately 1,500 holders of record. The last reported sales price of our shares of common stock on April 4, 2008 on the OTCBB was $0.13 per share.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no restrictions in our Articles of Incorporation or By-laws that restrict us from declaring or paying dividends. The Nevada revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2007:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders (Stock Incentive Plan)	3,890,000	$0.32	6,110,000
Equity compensation plans not approved by securityholders	Nil	Nil	Nil
Totals:	3,890,000	$0.32	6,110,000

Recent Sales of Unregistered Securities

On December 28, 2007, we completed a private placement of 2,500,000 units at a price of $0.20 per unit, with each unit consisting of one share of our common stock and one-half of one common stock purchase warrant, with each warrant entitling the purchaser to acquire an additional share of our common stock at an exercise price of $0.30 per share until December 28, 2009. In connection with this private placement, we issued an aggregate of 150,000 shares of our common stock as compensation to the agent under the placement. This private placement was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act to U.S. persons, and pursuant to Regulation S under the Securities Act to non-U.S. persons.

On November 9, 2007, we completed a private placement of 2,000,000 shares of our common stock at a price of $0.25 per share to a total of three purchasers. In connection with this private placement, we also issued 120,000 shares of our common stock as a finder's fee. This private placement was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act to U.S. persons, and pursuant to Regulation S under the Securities Act to non-U.S. persons.

On November 8, 2007, we agreed to issue an aggregate of 2,000,000 shares of our common stock pursuant to a letter of engagement under which we agreed to retain a company to provide investor relations consulting services to us. Of these shares, 1,000,000 were issued upon signing of the agreement and 1,000,000 shares are issuable 90 days therefrom. These shares were and will be issuable pursuant to Rule 506 under Regulation D under the Securities Act to an accredited investor.

On June 5, 2007, we completed an offering of 535,714 shares of our common stock at a price of $0.70 per share to a total of two (2) purchasers. The total proceeds from this offering were $375,000. We completed this offering pursuant to Rule 903 of Regulation S under the Securities Act. Each sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

On April 18, 2007, we issued 400,000 units (each unit consisting of one share and ½ of one share purchase warrant, with each whole warrant exercisable for one share at an exercise price of $1.00 until January 18, 2008) to one (1) purchaser at a deemed issuance price of $0.50 per unit in settlement of $200,000 of short-term debt of i-level Systems Limited. We completed this issuance pursuant to Rule 903 of Regulation S under the Securities Act. The issuance of these units was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the units was made; and (ii) at the time the subscription agreement for the units was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The purchaser represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Pursuant to the closing of our Share Exchange Agreement on March 20, 2007, we issued the following restricted securities from treasury:

(a)         27,000,000 shares of the Company, at a deemed price of $0.425 per share, to the vendors of i-level Media Systems;

(b)         1,031,668 shares of the Company, at a deemed settlement and subscription price of $0.30 per share, in settlement of an equal value in indebtedness of five (5) creditors of i-level Media Systems; and

(c)         5,000,000 loan units of the Company, at a deemed settlement and subscription price of $0.10 per loan unit; in settlement of an equal value in indebtedness of four (4) creditors to our company and i-level Media Systems; with each such loan unit being comprised of one share and one-quarter of one non-transferable share purchase warrant in the capital of the Company, and with each such resulting whole warrant entitling the shareholder thereof to purchase an additional common share of the Company, for the period commencing upon the date of issuance of the within Loan Units by the Company; that being on March 20, 2007; and ending at 5:00 p.m. (Vancouver, British Columbia, Canada, time) on the day which is six months from the date of issuance of the within loan units, at an exercise price of $0.50 per warrant share; and

(d)         2,600,000 private placement units of the Company to a total of 34 purchasers, at a subscription price of $0.50 per unit; with each such unit being comprised of one share and one-half of one non-transferable share purchase warrant in the capital of the Company, and with each such resulting whole warrant entitling the shareholder thereof to purchase an additional common share of the Company, for the period commencing upon the date of issuance of the within Units by the Company; that being on March 20, 2007; and ending at 5:00 p.m. (Vancouver, British Columbia, Canada, time) on the day which is nine months from the date of issuance of the within units, at an exercise price of U.S. $1.00 per warrant share.

The securities issued pursuant to the Share Exchange Agreement, and the shares, loan units and units offered and sold under the contemporaneous debt conversion, loan conversion and private placement, were issued by the Company to accredited investors in reliance on Rule 506 under the Securities Act, or were issued in offshore transactions in reliance on Regulation S under the Securities Act. Such securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2007 and 2006, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Overview

On March 20, 2007, we acquired all of the issued and outstanding shares of i-Level Media Systems, which, through its wholly-owned subsidiary, i-level SoftCom, is engaged in the business of selling out-of-home video advertising time slots on a net work of flat-panel video ADUs installed in taxis operated in China. The business of i-level SoftCom constitutes our primary business since the date of the acquisition of i-level Media Systems. Prior to this acquisition, we were engaged in the acquisition and exploration of mineral properties, however, we allowed our mineral claims to lapse as we were unable to substantiate any mineral deposit on our properties. Accordingly, the financial information presented below may not be comparable from period to period.

The acquisition of i-Level Media Systems represented a change in control of our company. For accounting purposes, this change in control constitutes a re-capitalization of i-Level Media Systems, and is accounted for as a reverse merger whereby the legal acquiror, i-Level Media Group Incorporated, is treated as the acquired entity, and the legal subsidiary, i-Level Media Systems, is treated as the acquiring company with the continuing operations. Accordingly, the historical financial information of i-level Media Systems constitutes the Company's historical financial information prior to March 20, 2007 and the combined operations of the Company and i-level Media Systems are reported from March 20, 2007 forward.

Plan of Operations

We have only recently begun commercial operations and have earned minimal revenue to date and, accordingly, are considered a development stage company. The research, development and testing, including proof of concept of the technology and media operations, was completed in 2006. Several advertising campaigns consisting of various formats of content have been sold thus far. We intend to focus on selling advertising space on our proprietary i-level mobile media advertising network in China for the near to medium term and will look to expand into sales of products and services relating to the operation of digital media networks to third parties in the medium to long term.

Our plan of operations for the next 12 months is to:

  invest approximately $840,000 to purchase approximately 3,200 ADUs to use in extending our taxi media network;

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

We had cash and cash equivalents of $455,751 and working capital of $376,352 at December 31, 2007. We will require additional funding for anticipated costs of developing our business during the next twelve months. We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects and other working capital requirements.

Subsequent to the 12 month period following the date of this report, we will be required to obtain additional financing in order to continue to pursue our business plan. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Results of Operations
	Accumulated From May 23, 2003 (Date of Inception) to December 31,,	For the Year Ended December 31,	For the Year Ended December 31,
	2007	2007	2006
	$	$	$

Revenue	184,235	172,689	6,271
Direct Costs	(1,448,905)	(1,019,141)	(302,521)
Loss Before Operating Expenses	(1,264,670)	(846,452)	(296,250)
Operating Expenses
Research and development	67,902	-	-
General and administrative	1,407,436	941,685	177,919
Stock-based compensation	270,961	270,961	-
Total Expenses	1,746,299	1,212,646	177,919
Loss from Operations	(3,010,969)	(2,059,098)	(474,169)
Other expenses
Interest expense	(40,070)	(15,836)	(25,266)
Net Loss for the Period	(3,051,039)	(2,074,934)	(499,435)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We had revenues of $172,689 for the year ended December 31, 2007 as compared to $6,271 for the year ended December 31, 2006 from the sale of advertisements on our ADUs. We had direct costs of $1,019,141 for the year ended December 31, 2007, compared to $302,521 in 2006. As a result, our loss before operating expenses was $846,452 in 2007, compared to $296,250 in 2006. Our direct costs are comprised of media concession fees and service and maintenance costs related to the operation of our media network. The increase in these expenses is directly related to the increase in the number of ADUs we have in operation.

We had operating expenses of $1,212,646 for the year ended December 31, 2007, as compared to $177,919 for the year ended December 31, 2006. Our operating expenses for the year ended December 31, 2007 consisted of general and administrative expenses of $941,685 and stock-based compensation of $270,961 paid to our officers. Our operating expenses for the year ended December 31, 2006 consisted of general and administrative expenses of $177,919. The increase in our general and administrative expenses was largely as a result of legal, accounting and other expenses related to our recent Share Exchange Agreement and closing related thereto.

Our net loss for the year ended December 31, 2007 was $2,074,934as compared to $499,435for the year ended December 31, 2006.

Liquidity and Capital Resources

We had cash and cash equivalents of $455,751 and working capital of $376,352 at December 31, 2007, as compared to cash of $121,654 and a working capital deficit of $804,744 at December 31, 2006.

We completed private placements in November and December, 2007 in the aggregate amount of approximately $800,000. However, we presently do not have sufficient funds to fund our operations for more than the next three months. Accordingly, we will require additional financing to enable us to pay our planned expenses for the next twelve months and pursue our plan of operations. There can be no assurance that we will be able to obtain the required financing, on terms acceptable to us or at all.

Subsequent to the 12 month period following the date of this report, we will be required to obtain additional financing in order to continue to pursue our business plan. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Cash Used in Operating Activities

Net cash used in operating activities was $1,545,251 for the year December 31, 2007, as compared with $406,469 for the year ended December 31, 2006. The increase in cash used in operating activities during the year ended December 31, 2007 is due primarily to our increased direct costs and administrative expenses during this period.

We have applied cash generated from our financing activities to fund our operations.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. During the year ended December 31, 2007, we obtained net cash of $2,780,161 from financing activities, as compared to $802,540 for the year ended December 31, 2006. The increase in cash obtained from financing activities during the year ended December 31, 2007 is due primarily to our receipt of proceeds of $2,875,000 from the issuance of common stock during this period.

Cash to Investing Activities

We spent $941,499 in investing activities ($102,166 as a deposit on business acquisition and $839,333 for the purchase property and equipment) during the year ended December 31, 2007, as compared to $296,800 (for the purchase of property and equipment) for the year ended December 31, 2007, due primarily to our purchase of ADUs during this period.

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

ITEM 7.             FINANCIAL STATEMENTS

Our audited consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007 and our audited consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2006, and the related notes to such financial statements, are filed as part of this annual report and are incorporated by reference in this Item 7.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Aidan Sullivan, our Chief Executive Officer, Ian Sullivan, our Chief Operating Officer, and Don Chen, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on an evaluation under the COSO framework, our management identified no material weaknesses in our internal control over financial reporting as of December 31, 2007.

Management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control--Integrated Framework issued by COSO.

This annual report does not include an attestation report by Weaver & Martin LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.           OTHER INFORMATION

None.

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS and corporate governance; compliance with 16(A) of the exchange act

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position Held
Aidan Sullivan	29	Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director
Ian Sullivan	34	Secretary, Chief Operating Officer and a director
Don Chen	34	Treasure, Chief Financial Officer and Principal Accounting Officer
Paul D. Brock	43	Director
Johnny Lo	48	Director
Francis Chiew	44	Director

All directors have a term of office expiring at out next annual general meeting, unless they resign or are removed earlier in accordance with our Bylaws. All officers serve at the discretion of our board of directors.

The following is a description of the business background of our directors and executive officers:

Aidan Sullivan. Aidan Sullivan has served as our Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and one of our directors since March 20, 2007. Mr. Sullivan is the founder of i-level Media Group and has been working in media related projects in China for more than four years.  Prior to founding i-level Media Systems in 2004, Mr. Sullivan worked with Torrence Capital advising Chinese SMEs on business development and venture financing.  He also has experience conducting market intelligence evaluations for Canadian companies looking to invest in China.  Before leaving Canada, Mr. Sullivan worked as an Analyst with a venture capital firm, specializing in high technology project financing.  Mr. Sullivan holds a B.A. (Honors) degree in International Relations and Commerce from the University of British Columbia.

Ian Sullivan. Ian Sullivan has served as our Secretary, Chief Operating Officer and as one of our directors since March 20, 2007, and served as Treasurer and Chief Financial Officer from March 20, 2007 to August 6, 2007. Mr. Sullivan joined i-level Media Group in 2006 and has executive responsibility for sales, distribution and partnerships.  Prior to joining i-level Systems Limited, he was a Senior Account Manager with CNC Global, a Canadian IT Services firm from 1999 to 2005, where he helped establish their practice in Montreal.  Mr. Sullivan has more than eight years of experience working in the high tech sector as a headhunter, staffing consultant and business developer for major Canadian IT staffing and consulting companies.  Mr. Sullivan holds a Master of Business Administration degree (with Distinction) from HEC Montréal.

Don Chen. Mr. Chen has served as our Treasurer, Chief Financial Officer and Principal Accounting Officer since August 6, 2007. Mr. Chen has thirteen years of corporate financial management experience. From June 2004 until his engagement by the Company, Mr. Chen was the Financial Controller of CCG, an interactive advertising company, based in Shanghai, People's Republic of China. From October 1999 to June 2004, Mr. Chen served as Finance Manager and Assistant to the General Manager of Brilliance Group, based in Shanghai. From April 1998 to September 1999, Mr. Chen was a Senior Financial Analyst for Dell Company (China) Co., Ltd., based in Xiamen, China. Prior to that, Mr. Chen was employed by Expert Computer International, Inc., based in Cerritos, California, first as an International Liaison Accountant/Financial Analyst (from August 1994 to October 1995) and subsequently as Finance Manager (from October 1995 until he left to join Dell Company). Mr. Chen has a B.A. in Finance and an M.B.A., both from California State University, Fullerton.

Paul D. Brock. Paul D. Brock has served as a director of our company since March 8, 2007. He is a member of our Audit, Compensation and Corporate Governance Committees. Mr. Brock is a partner in FBP Capital Corp. an investment banking firm and private equity group. Mr. Brock has also been the President of Bent International Inc., a private company engaged in International Business and Trade consulting, from 1999 to the present. Mr. Brock is the Chairman of VendTek Systems Inc., a publicly traded company which develops software for the electronic distribution of financial services, through its subsidiaries VendTek Industries (Canada), VendTek Technologies (China) and VendTek Asia Pacific (Singapore). Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. Mr. Brock is also a director of Power Air Corporation and Zoro Mining Corp., which are reporting companies under the Exchange Act.

Johnny Lo. Johnny Lo has served as one of our directors since March 20, 2007. Mr. Lo is an independent consultant and veteran of the advertising industry in China.  He has been specialized in out-of-home media channels for more than ten years. Prior to being a consultant, Mr. Lo served as the Managing Director of Portland Outdoor (China), a media planning and buying agency. He has consulted for other major media agencies and media owners including WPP and JC Decaux.  Mr. Lo's other experience includes more than eight years with Leo Burnett Ltd., where he headed up the Media group and launched Starcom China, and seven years in marketing management at Hong Kong's Mass Transit Railway Corp.  Mr. Lo holds a B.Sc. in Mathematics and an MBA from the University of Hong Kong. Mr. Lo is a member of our Audit, Compensation and Corporate Governance Committees.

Francis Chiew. Francis Chiew has served as one of our directors since May 31, 2007. From February 2006 to the present, Mr. Chiew has served as the Managing Director of Lightship Asia Pacific, LLC (USA) ("LAP") and as a director and the General Manager of two of LAP's joint ventures - China Lightship Leasing Co. (HK) Ltd. ("CLLC") and Beijing Lightship Advertising Co. Ltd ("BLAC"). LAP, CLLC and BLAC were formed to establish advertising opportunities using airships. From 2004 to January 2006, Mr. Chiew served as a director of FBV Corporation Pte Ltd., a private company with varying business interests, including electronic product delivery and payment solutions. From 2002 to May 2004, Mr. Chiew served as the Director of Business Development - Asia for EPOSS Limited (formerly ROK Group). EPOSS Limited, which subsequently became a subsidiary of Western Union, First Data Corporation, U.S.A., was primarily involved with the development of prepayment solutions and systems within the banking and telecommunications industries. Mr. Chiew is a member of our Audit, Compensation and Corporate Governance Committees.

Significant Employees

Other than the officers described above, our only other significant employee is Annie Wang, the General Manager of our Beijing branch office.

Ms. Wang joined us in June 2007 in conjunction with the opening of our Beijing branch office. Ms. Wang began her career in advertising and media in 1993 with Beijing Jinhua Advertising Company, where she held the position of Sales Director. In 1999, she joined Red Lantern Media, where she stayed until 2005 as General Manager of their Beijing operations. During her tenure at Red Lantern, Ms. Wang established the firm's sales and marketing teams in Beijing and played a key operational management role in developing one of China's largest outdoor media networks at the time. In 2005, she moved to international print media agent Publicitas as a Sales Director for their China operations, where she represented major publications such as Newsweek.

Audit Committee

Our board of directors has established an audit committee comprised of Paul D. Brock, Johnny Lo and Leo Young. Our board of directors has determined that Mr. Brock, Mr. Lo and Mr. Young are "independent" as defined in the listing standards of the American Stock Exchange.

The audit committee is responsible for (i) the selection and oversight of our independent accountant, (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters, (iii) establishing procedures for the confidential, anonymous submission by employees of concerns regarding accounting and auditing matters, (iv) engaging outside advisors and (v) funding for the outside auditor and advisors engaged by the audit committee.

Family Relationships

Aidan Sullivan, our Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director, and Ian Sullivan, our Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and a director, are brothers. In addition, John P. and Margaret I. Sullivan are the parents of Aidan Sullivan and Ian Sullivan and own approximately 13% of our outstanding shares.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past five years:

    any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

    being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

    being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended or vacated.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2007 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Ethics

We have not adopted a formal Code of Ethics. We expect to adopt a formal Code of Ethics during our current fiscal year ending December 31, 2008.

ITEM 10.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers for the periods indicated:
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

James Gheyle (1) Former President and Chief Executive Officer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Aidan Sullivan (1) President and Chief Executive Officer	2007	62,719	Nil	Nil	108,041	Nil	Nil	796	171,556
Ian Sullivan (2) Secretary and Chief Operating Officer	2007	62,719	Nil	Nil	108,041	Nil	Nil	796	171,556
Don Chen (3) Chief Financial Officer	2007	26,628	Nil	Nil	14,518	Nil	Nil	Nil	41,146

(1)   James Gheyle served as our President and Chief Executive Officer until March 20, 2007, when he was replaced by Aidan Sullivan in connection with the reverse acquisition of i-level Media Systems.

(2)   Ian Sullivan was appointed an executive officer of our company on March 20, 2007 in connection with the reverse acquisition of i-level Media Systems.

(3)   Don Chen was appointed an executive officer of our company on August 6, 2007.

Outstanding Equity Awards

The following table sets forth information relating to options held by our executive officers as at December 31, 2007:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price	Expiration Date
James Gheyle (1)	Nil	Nil	Nil	Nil	Nil
Aidan Sullivan (2)	250,000	750,000	Nil	$0.32	August 31, 2013
Ian Sullivan (3)	250,000	750,000	Nil	$0.32	August 31, 2013
Don Chen (4)	125,000	375,000	Nil	$0.32	August 31, 2013

(1)   James Gheyle served as our President and Chief Executive Officer until March 20, 2007, when he was replaced by Aidan Sullivan in connection with the reverse acquisition of i-level Media Systems.

(2)   On August 31, 2007, we granted Aidan Sullivan options to purchase up to one million shares of our common stock at an exercise price of $0.32 per share vesting as follows: (a) options to acquire up to 250,000 shares on August 31, 2007; (b) options to acquire an additional 250,000 shares six months from the date of grant; (c) options to acquire up to 250,000 shares 12 months from the date of grant; and (d) options to acquire up to 250,000 shares 18 months from the date of grant.

(3)   On August 31, 2007, we granted Ian Sullivan options to purchase up to one million shares of our common stock at an exercise price of $0.32 per share vesting as follows: (a) options to acquire up to 250,000 shares on August 31, 2007; (b) options to acquire an additional 250,000 shares six months from the date of grant; (c) options to acquire up to 250,000 shares 12 months from the date of grant; and (d) options to acquire up to 250,000 shares 18 months from the date of grant.

(4)   On August 31, 2007, we granted Don Chen options to acquire up to 500,000 shares of our common stock at an exercise price of $0.32 per share, vesting as follows: (a) options to acquire up to 125,000 shares six months from the date of grant; (b) options to acquire a further 125,000 shares 12 months from the date of grant; (c) options to acquire a further 125,000 shares 18 months from the date of grant; and (d) options to acquire up to 125,000 shares 24 months from the date of grant.

We do not maintain any plans in respect of the retirement of our directors and executive officers.

Stock Incentive Plan

In August 2007, we adopted a 2007 Stock Incentive Plan (the "Plan"). The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which is incorporated by reference as an exhibit hereto.

Under the terms of the Plan, an aggregate of 5,000,000 shares of our common stock may be granted to our directors, officers, employees and consultants in the form of options, stock appreciation rights, restricted stock, units or other similar rights. The maximum number of shares that maybe granted to any eligible participant in any calendar year cannot exceed 2,500,000 shares. The Plan is administered by a committee consisting of two or more independent directors that have exclusive power and authority over the Plan, including in respect of, among other things: (i) interpreting the Plan, (ii) determining eligible participants, and (iii) determining the extent of awards made under the Plan, and the terms and conditions thereof and the agreements relating to the awards made. The determinations of the Plan administrator shall be conclusive and binding.

Employment Agreements

As a consequence of the closing of the Share Exchange Agreement, we entered into the Executive Service Agreements with Aidan Sullivan and Ian Sullivan. The following summary of each such agreement is not complete and is qualified in its entirety by reference to each such agreement, copies of which have been filed with the SEC.

We entered into an Executive Services Agreement with Aidan Sullivan on March 20, 2007 pursuant to which he agreed to act as our President and Chief Executive Officer for a period of 18 months. The agreement automatically renews if the Company does not notify Mr. Sullivan of its intention to terminate the agreement at least 90 calendar days prior to the end of its term, for three month terms. The agreement may be terminated by Mr. Sullivan or the Company, with or without cause, upon providing 30 days prior written notice. In the event the agreement is terminated without cause, Mr. Sullivan is entitled to the payment of all amounts otherwise payable under the agreement to the end of the term of the agreement if terminated by the company, or to the effective termination date if terminated by Mr. Sullivan. In the event the agreement is terminated for cause, Mr. Sullivan shall be entitled to be paid amounts due to him under the agreement to the effective date of termination. In consideration for his services, the Company has agreed to pay Mr. Sullivan RMB$10,000 per month in China and $3,800 per month payable outside of China. Mr. Sullivan shall also be entitled to bonus payments at the discretion of the board of directors and to participate in our compensation plans and we agreed to issue to him an aggregate of not less than 500,000 shares of our common stock exercisable at a price of $0.50 per share for a period of not less than 10 years from the date of grant.

We entered into an Executive Services Agreement with Ian Sullivan on March 20, 2007 pursuant to which he agreed to act as our Secretary, Treasurer, Chief Financial Officer and Chief Operating Officer for a period of 18 months. The agreement is automatically renewed if not specifically terminated by the Company upon at least 90 days prior written notice, for three month terms. The agreement may be terminated by the Company or Mr. Sullivan, with or without cause, upon 30 days prior written notice. If the agreement is terminated without cause, Mr. Sullivan shall be entitled to be paid amounts due under the agreement to him until the end of the term of the agreement if terminated by the Company, or to the effective termination date if terminated by Mr. Sullivan. In the event the agreement is terminated for cause, Mr. Sullivan shall be entitled to receive amounts due to him under the agreement until the effective termination date. In consideration for his services, we agreed to pay Mr. Sullivan gross monthly fees of RMB$10,000 in China and US$3,800 per month payable outside China. Mr. Sullivan is also entitled to a bonus payment at the discretion of our board of directors, and to participate in our compensation plans. In addition, we agreed to issue to Mr. Sullivan an aggregate of not less than 500,000 shares of our common stock exercisable at a price of not more than US$0.50 per share exercisable for a period of not less than ten years.

Compensation of Directors

From inception through December 31, 2007, we did not pay our directors any fees or other compensation for acting as directors. However, as of the second quarter of 2007 (starting on April 1, 2007), we pay each of our three non-officer directors (Paul Brock, Johnny Lo and Francis Chiew) a stipend of $2,500 per quarter.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 4, 2008 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of class(3)
Executive Officers and Directors
Aidan Sullivan	14,500,000(4)	24.03%
Ian Sullivan	4,446,474(4)	7.37%
Don Chen	500,000(5)	*%
Paul D. Brock	200,000(5)	*%
Johnny Lo	200,000(5)	*%
Francis Chiew	200,000(5)	*%
All executive officers and directors as a group (6 persons)	20,046,474(6)	32.10%
Major Shareholders
John P. and Margaret I. Sullivan(7) 3862 West 12th Avenue, Vancouver, British Columbia, Canada, V6R 2N8	7,641,133	12.87%

*     Less than 1%

(1)   The address of the executive officers and directors is c/o the Company, Suite 5B-98 Liu He Road, Shanghai, People's Republic of China, 200001.

(2)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   Based on 59,352,383 shares of our common stock issued and outstanding as of April 4, 2008.

(4)   This amount includes options to acquire up to 1,000,000 shares of our common stock.

(5)   Represents shares of our common stock issuable upon exercise of options.

(6)   This amount includes options to acquire up to 3,100,000 shares of our common stock.

(7)   John P. and Margaret Sullivan are the parents of Aidan and Ian Sullivan.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles or incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and director independence

Transactions with Related Parties

Except as disclosed below, there are no transactions, since the beginning of our last fiscal year, or any currently proposed transactions, in which we were or are to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for each of the fiscal years since the date of our incorporation, and in which any "related person" had or will have a direct or indirect material interest. "Related person" includes:

(a)        any of our directors or officers;

(b)        any person proposed as a nominee for election as a director;

(c)        any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

(d)        any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons who has the same house as any of such person.

As a consequence of the completion of the Share Exchange Agreement:

(A)        an aggregate of 41,000,000 of our issued and outstanding common shares owned by James Gheyle and Adrian Ansell, our co-founders, were returned to treasury for cancellation;

(B)        27,000,000 shares of common stock were issued to the i-level Shareholders at a deemed issue price of $0.425 per share (which reflects a 15% discount to the established fair market value of $0.50 per share). Mr. Aidan Sullivan and Ian Sullivan were directors and shareholders of i-level and, upon completion of the share exchange: (i) received, respectively, 13,500,000 and 3,446,474 shares of our common stock; and (ii) were appointed as directors and executive officers of our company and, in connection with such appointments, entered into executive services agreements with us, as more fully described in this report under the heading "Executive Compensation--Employment Agreements."; and

(C)        an aggregate of 1,031,668 shares were issued at a deemed price of $0.30 per share to the following creditors of i-level Media Systems to settle and pay the following debts of i-level Media Systems totaling approximately $309,501:

Name of Creditor of i-level Media Systems	Amount of Debt Settled	Number of Shares Issued
John P. Sullivan	$256,621.50	855,405
Ian M. Sullivan	21,442.22	71,474
George R. Nast	10,000.00	33,333
Brendan P. Sullivan	10,718.44	35,728
Margaret I. Sullivan	10,718.44	35,728
Totals:	$309,500.60	1,031,668

John P. and Margaret Sullivan are the parents of Aidan and Ian Sullivan, who are two of our officers and directors. Brendan Sullivan is the brother of Aidan and Ian Sullivan.

Executive Services Agreements (the "ES Agreements") have been entered into with Aidan Sullivan and Ian Sullivan. Effective March 20, 2007, each will be paid a total of $5,000 per month for their services, for a term of eighteen months. The ES Agreements also provide that each of them will be granted no less than 500,000 stock options exercisable at no more than $0.50 per share, for a period of not less than 10 years from date of grant.

On September 24, 2007, a total of 750,000 Renminbi ($99,920) was received by a company controlled by a director of the Company (Mr. Lo). This loan bears interest at 8% per annum and is secured by the assets of the Company and a personal guarantee from Aidan Sullivan, the President of the Company. The loan plus interest is repayable on June 30, 2008.

Transactions with Promoters

James Gheyle and Adrian Ansell, former directors and executive officers of the Company, were the co-founders of the Company and may be considered our promoters. Neither Mr. Gheyle nor Mr. Ansell received anything of value from the Company in their capacities as promoters and have returned to treasury for cancellation all of the shares of our company held by them as a condition and consequence of the Company's March 2007 closing of its acquisition of i-level Media Systems.

ITEM 13.           EXHIBITS
Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(4)	Articles of Merger (pursuant to which the Company's Articles of Incorporation were amended to change the Company's name to "i-level Media Group Incorporated").
3.3(1)	Bylaws.
10.1(2)	Share Exchange Agreement among the Company, the i-level Shareholders and i-level Media Systems Limited, dated for reference effective on January 29, 2007.
10.2(3)	Executive Services Agreement among the Company, i-level Media Systems Limited and Aidan Sullivan, dated March 20, 2007.
10.3(3)	Executive Services Agreement among the Company, i-level Media Systems Limited and Ian Sullivan, dated March 20, 2007.
10.4(3)	Service Agreement between i-level Media Group Ltd. and Smartwin Technology Ltd. dated April 1, 2005.
10.5(4)	Form of $0.10 Unit for Debt Private Placement Subscription Agreement.
10.6(4)	Form of $0.30 Share for Debt Private Placement Subscription Agreement.
10.7(4)	Form of $0.50 Unit Private Placement Subscription Agreement.
10.8(4)	Form of $0.70 Share Private Placement Subscription Agreement.
10.9(4)	Collaboration Contract between i-level SoftComm and Shanghai Jinjiang Auto Services Co., Ltd., dated December 2004 (and addendum thereto dated February 2005).
10.10(4)	Co-operation Contract between i-level SoftComm and Smartwin Technology (Shanghai) Ltd.
10.11(4)	Memorandum of Understanding between i-level SoftComm and Beijing Northern Taxi Co., Ltd.
10.12(4)	Corporate Development Consulting Services Agreement between the Company and Pacific Investor Relations Corp., dated for reference April 1, 2007.
10.13(5)	Letter of Engagement between the Company and Investor Relations International dated November 8, 2007.
10.14(6)	Securities Purchase Agreement dated December 28, 2007 between the Company and the Selling Shareholders.
10.15(6)	Registration Rights Agreement dated December 28, 2007 between the Company and the Selling Shareholders.
10.16(6)	Form of Warrant Certificate.
10.17(6)	2007 Stock Incentive Plan.
21.1	Subsidiaries of the Company:
	Name of Subsidiary i-level Media Systems Limited i-level SoftComm (Shanghai) Company Ltd i-level Media (Beijing) Co. Ltd.	Jurisdiction of Incorporation British Virgin Islands People's Republic of China People's Republic of China	Percentage Ownership 100% 100% (through i-level Media Systems) 100% (through i-level Media Systems)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)         Incorporated by reference from our Registration Statement on Form SB-2 as filed with the SEC on March 17, 2006.

(2)         Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on February 6, 2007.

(3)         Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on March 21, 2007.

(4)         Incorporated by reference from our Registration Statement on Form SB-2 as filed with the SEC on July 9, 2007.

(5)         Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on November 27, 2007.

(6)         Incorporated by reference from our Registration Statement on Form S-1 as filed with the SEC on March 6, 2008.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit Fees:	$26,521	$20,299
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$26,521	$20,299

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultants. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provide to us in the past two fiscal years.

__________

(*) As more fully described in this annual report, for accounting purposes, the change of control of i-level Media Group Incorporated on March 20, 2007 constitutes a re-capitalization of i-level Media Systems Limited and is accounted for as a reverse merger whereby the legal acquirer, i-level Media Group Incorporated, is treated as the acquired entity, and the legal subsidiary, i-level Media Systems Limited, is treated as the acquiring company with the continuing operations.

i-LEVEL MEDIA GROUP INCORPORATED

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

  Report of Independent Registered Public Accounting Firm;

  Consolidated Balance Sheets as at December 31, 2007 and 2006;

  Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from inception (May 23, 2003) to December 31, 2007;

  Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from inception (May 23, 2003) to December 31, 2007;

  Consolidated Statements of Stockholders' Equity for the period from inception (May 23, 2003) to December 31, 2007; and

  Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
i-level Media Group, Incorporated

We have audited the accompanying consolidated balance sheet of i-level Media Group, Incorporated and subsidiaries (i-level) as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of i-level's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-level Media Group, Incorporated and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Weaver & Martin LLC"

Weaver & Martin LLC
Kansas City, Missouri
March 31, 2008

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31, 2007 $	December 31, 2006 $

Assets

Current Assets

Cash and equivalents	455,751	121,654
Accounts receivable	19,774	-
Prepaid expenses and other current assets	576,410	12,023

Total Current Assets	1,051,935	133,677

Property and Equipment (Note 3)	1,190,591	582,548

Total Assets	2,242,526	716,225

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Accounts payable and accrued liabilities (Note 4)	570,935	28,920
Promissory note (Note 5(a))	-	100,000
Short-term secured loans (Note 5(c))	102,166	500,000
Short-term unsecured loans (Note 5(b))	-	309,501
Current portion of capital lease obligation (Note 3)	2,482	-

Total Current Liabilities	675,583	938,421

Capital Lease Obligation (Note 3)	2,459	-

Total Liabilities	678,042	938,421

Nature and Continuance of Operations (Note 1)
Commitments (Note 12)
Subsequent Events (Note 16)

Stockholders' Equity (Deficit)

Common Stock, (Notes 7, 8 and 9) 1,025,000,000 shares authorized, $0.001 par value 59,202,382 shares issued and outstanding (December 31, 2006 - 20,000 shares issued, par value $15)	59,202	300,000

Additional Paid-in Capital	4,511,726	450,000

Other Comprehensive Income	44,595	3,909

Deficit Accumulated During the Development Stage	(3,051,039)	(976,105)

Total Stockholders' Equity (Deficit)	1,564,484	(222,196)

Total Liabilities and Stockholders' Equity	2,242,526	716,225

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From May 23, 2005 (Date of Inception) to December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2007	2007	2006
	$	$	$

Revenue	184,235	172,689	6,271

Direct Costs	(1,448,905)	(1,019,141)	(302,521)

Loss Before Operating Expenses	(1,264,670)	(846,452)	(296,250)

Operating Expenses

Research and development	67,902	-	-
General and administrative	1,407,436	941,685	177,919
Stock-based compensation	270,961	270,961	-

Total Expenses	1,746,299	1,212,646	177,919

Loss from Operations	(3,010,969)	(2,059,098)	(474,169)

Other expenses
Interest expense	(40,070)	(15,836)	(25,266)

Net Loss for the Period	(3,051,039)	(2,074,934)	(499,435)

Net Loss Per Share - Basic and Diluted		(.04)	(.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted		53,700,000	52,647,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from May 23, 2003 (Date of Inception) to December 31, 2007	For the Year Ended December 31,	For the Year Ended December 31,
		2007	2006
		$	$

Operating Activities

Net loss	(3,051,039)	(2,074,934)	(499,435)

Adjustments to reconcile net loss to cash

Depreciation	360,871	238,092	78,000

Stock-based compensation	270,961	270,961	-
Stock issued for services	23,220	23,220	-

Change in operating assets and liabilities

Accounts receivable	(19,774)	(19,774)	-
Prepaid expenses and other current assets	(324,964)	(312,941)	(12,023)
Increase in accounts payable and accrued liabilities	359,045	330,125	26,989

Net Cash Used in Operating Activities	(2,381,680)	(1,545,251)	(406,469)

Investing Activities

Deposit on business acquisition	(102,166)	(102,166)	-

Purchase of property and equipment	(1,544,660)	(839,333)	(296,800)

Net Cash to Investing Activities	(1,646,826)	(941,499)	(296,800)

Financing Activities

Repayment of capital lease obligations	(1,861)	(1,861)	-
Proceeds from issuance of common stock	3,625,000	2,875,000	-
Capital raising costs	(69,893)	(69,893)	-
Proceeds from issuance of short-term debt	1,017,667	108,166	802,540
Repayment of short-term debt	(131,251)	(131,251)	-

Net Cash Provided by Financing Activities	4,439,662	2,780,161	802,540

Effect of Exchange Rate Changes	44,595	40,686	(12,270)

Increase in Cash	455,751	334,097	87,001

Cash - Beginning of Period	-	121,654	34,653

Cash - End of Period	455,751	455,751	121,654

Supplemental Disclosures:
Interest paid	32,452	32,452	-
Income taxes paid	-	-	-

Non-cash Financing and Investing Activities:
Assumption of liabilities in reverse merger	(237,140)	(237,140)	-
Settlement of debt with shares	809,501	809,501	-
Financial services contract paid with shares	172,500	172,500	-
Capital assets acquired through capital leases	6,802	6,802	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From May 23, 2003 (Date of Inception) to December 31, 2007

					Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Development
	Stock	Amount	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$

Issuance of Shares on May 23, 2003 (Inception)	1	1	-	-	-	1
Net Loss for the Period from May 23, 2003 to December 31, 2004	-	-	-	-	(161,268)	(161,268)
Effect of Exchange Rate Difference	-	-	-	138	-	138

Balance - December 31, 2004	1	1	-	138	(161,268)	(161,129)
Net Loss for the Year	-	-	-	-	(315,402)	(315,402)
Effect of Exchange Rate Difference	-	-	-	3,096	-	3,096

Balance - December 31, 2005	1	1	-	3,234	(476,670)	(473,435)
November 14, 2006 - Issuance of Shares to settle related party loans	24,999	24,999	125,000	-	-	149,999
November 14, 2006 - Change of Par Value from $1 per Share to $15 per Share	(23,333)	-	-	-	-	-
November 14, 2006 - Dividend	8,333	125,000	(125,000)	-	-	-
November 22, 2006 - Issuance of shares to settle related party loans	10,000	150,000	450,000	-	-	600,000
Net Loss for the Year	-	-	-	-	(499,435)	(499,435)
Effect of Exchange Rate Difference	-	-	-	675	-	675

Balance - December 31, 2006	20,000	300,000	450,000	3,909	(976,105)	(222,196)
March 20, 2007 - Recapitalization Transactions (Note 7)
Change in Par Value of Legal Parent from $15 per share to $.001 per common share	-	(299,980)	299,980	-	-	-
Shares acquired by Legal Parent	(20,000)	(20)	20	-	-	-
Shares of i-Level Media Group Incorporated	58,015,000	58,015	(58,015)	-	-	-
Cancellation of founders shares	(41,000,000)	(41,000)	41,000	-	-	-
Shares issued to shareholders of i-Level						-
Media Systems to effect the reverse merger	27,000,000	27,000	(27,000)	-	-	-
Net liabilities assumed in reverse merger	-	-	(237,140)	-	-	(237,140)
Shares issued to settle debt at $.10 per share	5,000,000	5,000	495,000	-	-	500,000
Shares issued to settle debt at $.30 per share	1,031,668	1,032	308,469	-	-	309,501
Shares issued in $0.50 per unit private placement	2,600,000	2,600	1,297,400	-	-	1,300,000
Shares issued in $0.50 per unit debt private placement	400,000	400	199,600	-	-	200,000
Shares issued in $0.70 private placement	535,714	535	374,465	-	-	375,000
Shares issued in $0.25 per unit private placement	2,000,000	2,000	498,000	-	-	500,000
Shares issued as a finders fee	120,000	120	29,880	-	-	30,000
Capital raising costs - 120,000 shares at $0.25 per share	-	-	(30,000)	-	-	(30,000)
Restricted Shares issued pursuant to a financial services contract at a fair value of $0.115 per share	1,000,000	1,000	171,500	-	-	172,500
Shares issued in $0.20 per unit private placement	2,500,000	2,500	497,500	-	-	500,000
Capital raising costs associated with $0.20 unit private placement	-	-	(69,894)	-	-	(69,894)
Stock based compensation	-	-	270,961	-	-	270,961
Net Loss for the Year	-	-	-	-	(2,074,934)	(2,074,934)
Effect of Exchange Rate Difference	-	-	-	40,686	-	40,686

Balance - December 31, 2007	59,202,382	59,202	4,511,726	44,595	(3,051,039)	1,564,484

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

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

On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited ("i-Level Systems"), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. I-Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. ("i-Level SoftComm"), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the "PRC") on August 12, 2004. i-Level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-Level Systems was completed on March 20, 2007 and the Company now trades on the OTCBB under the symbol "ILVL". The total purchase price for all issued and outstanding shares of i-Level Systems was satisfied by the issuance of 27,000,000 shares of post-forward split restricted common stock of the Company. See Note 7 for full disclosure of this transaction and related financing transactions. The Company is, effective March 20, 2007, a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition is considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems constitute the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems are reported from March 20, 2007 forward.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

1.     Nature of Operations and Continuance of Business (continued)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 7 to continue expanding its business operations and attain profitable operations. As at December 31, 2007, the Company had working capital of $376,352 and had accumulated losses of $3,051,039 since inception. Since inception, the Company has funded operations through the issuance of capital stock and related party loans. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 9, 2007 the Company filed an SB-2 Registration Statement to register 8,535,714 common shares issued and 2,750,000 common shares to be issued upon the exercise of warrants. The Company will not receive any proceeds from the sale of shares by the selling shareholders. The Company's shares trade on the OTC Bulletin Board under the symbol "ILVL".

2.     Summary of Significant Accounting Policies

a)     Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31. These consolidated financial statements include the financial statements of the Company and i-Level Media Systems Limited, a limited liability Company incorporated under the International Business Act of the British Virgin Islands. I-Level Media Systems Limited owns 100% of i-Level SoftComm (Shanghai) Company Ltd and i-Level Media (Beijing) Co. Ltd, which are wholly foreign owned enterprises ("WOFE") formed under the laws of the People's Republic of China. All material inter-company balances and transactions have been eliminated on consolidation. The statement of operations prior to March 20, 2007 include the consolidated accounts of i-Level Media Systems Limited and i-Level Softcomm (Shanghai) Company Ltd only.

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
December 31, 2007

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

f)     Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments. The only potentially dilutive common shares are warrants as described in Notes 10 and 11.

g)     Comprehensive Loss

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the Company's only item that represents comprehensive income (loss) is the exchange rate effect of translating its PRC subsidiary from Renminbi into US dollars.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

2.     Summary of Significant Accounting Policies (continued)

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

i)     Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, short-term loans and capital lease obligations were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

k)     Foreign Currency Translation

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
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

2.     Summary of Significant Accounting Policies (continued)

l)     Significant Risks and Uncertainties

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

m)     Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, "Share-Based Payments," which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the U.S. Securities and Exchange Commission ("SEC" ) issued Staff Accounting Bulletin ("SAB" ) No. 107 relating to SFAS No. 123R. The Company applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviour. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite vesting period.

n)     Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company's financial statements upon adoption.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

2.     Summary of Significant Accounting Policies (continued)

n)     Recently Issued Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" . This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" . The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

o)     Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

2.     Summary of Significant Accounting Policies (continued)

o)     Recently Adopted Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB" ) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. "SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's consolidated financial statements.

3.     Property and Equipment

Property and equipment is comprised of the following:

	December 31, 2007	December 31, 2006
	$	$

Flat-panel video advertising display units	1,459,574	688,073
Office equipment	22,691	4,309
Leasehold improvements	59,779	-
Equipment under capital lease	9,430	-
Low-value consumption goods	16,944	-

	1,568,418	692,382
Less: Accumulated depreciation	(361,071)	(122,779)
Exchange translation difference	(16,756)	12,945

Net Carrying Value	1,190,591	582,548

During the year ended December 31, 2007 (2006 - $nil) a total of $1,415 of depreciation was charged to operations relating to equipment under capital lease.

Obligation under Capital Lease

Future minimum lease payments for an obligation under a capital lease as at December 31, 2007 are as follows:
$

2008	2,482
2009	2,482
2010	333

5,297
Amount representing interest	356

4,941

Current portion	2,482

2,459

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

4.     Accounts Payable and Accrued Liabilities

	December 31, 2007 $	December 31, 2006 $

Accounts payable	88,020	-
Accrued expenses	444,403	2,970
Accrued interest	8,313	25,251
Accrued wages to senior officers	15,200	-
Accrued directors remuneration	15,000	-
Welfare benefits payable	-	699

	570,935	28,920

5.     Short-term Debt

a)     Promissory Note Payable

The $100,000 promissory note payable was secured by assets of the Company, non-interest bearing and was due on demand. The note had restrictive covenants that limited the Company's ability to sell, transfer, assign or dispose of any assets pledged as security for the payment of this note. This note was repaid in March, 2007.

b)     Short-term Unsecured Loans

i-Level Systems received short-term loans bearing interest at 9% per annum, compounded semi-annually, and due on demand. On March 20, 2007 these loans, totalling $309,501, were settled by issuing 1,031,668 common shares of the Company at $0.30 per share. A total of $18,955 of accrued interest to December 31, 2006 was paid in March, 2007. A total of $6,029 of accrued interest, up until debt settlement, is included in accrued liabilities as at December 31, 2007.

c)     Short-term Secured Loans

i)   i-Level Systems received loans totalling $500,000. These loans were secured by the property and equipment and current assets of the Company, and contained financial covenants and restrictions on indebtedness. This loan was due on demand and bears interest at 9% per annum, compounded semi-annually. On March 20, 2007 the principal amount of $500,000 was settled by issuing 5,000,000 Loan Units of the Company at $0.10 per Loan Unit as described in Note 7(a). Interest of $13,562 was paid and charged to operations.

ii)  On September 24, 2007 a loan of 750,000 Renminbi ($102,166) was loaned by a company controlled by a director of the Company. This loan bears interest at 8% per annum and is secured by the assets of the Company and a personal guarantee from the President of the Company. Interest of $2,284 was charged to operations and included in accrued interest payable. The loan plus accrued interest is repayable on June 30, 2008.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

6.     Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management.

Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary of the Company. Effective March 20, 2007, each are paid a total of $5,000 per month for their services, for a term of eighteen months. Included in accrued liabilities is $7,600 owing to each senior officer for salaries. The Company granted stock options to acquire 1,000,000 common shares to each senior officer exercisable at $0.32 per share expiring August 31, 2013.

See Note 5(c)(ii) for a related party loan of 750,000 Renminbi from a director of the Company.

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
December 31, 2007

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

8.     Common Stock of i-Level Systems Prior to Reverse Merger

i-Level Systems had 50,000 shares of authorised Ordinary Shares having a par value of US$1 each up to November 14, 2006, of which 1 Ordinary Share was issued. On November 13, 2006, the Company issued an additional 24,999 Ordinary Shares for total subscription consideration of US$149,999, which was settled by way of setting off a related party loan. On November 14, 2006, the Company increased its authorized share capital from US$50,000 to US$750,000 by changing the par value of the Ordinary Shares such that the authorized shares of 50,000 shares of US$1 each were changed to 50,000 shares of US$15 each. Accordingly, the share capital comprising of 25,000 Ordinary Shares of US$1 each then issued and outstanding were changed to 1,666 2/3 issued and outstanding shares at a par value of US$15 each. On November 14, 2006, the Board of Directors declared a dividend by way of a stock dividend whereby the amount of US$125,000 standing in the share premium account was capitalized and distributed as stock dividends comprising 8,333 1/3 Ordinary Shares with a par value of US$15 each. On November 22, 2006, the Company issued 10,000 Ordinary Shares of par value US$15 each for the total subscription consideration of US$600,000, which amount was settled by way of setting off a related party loan payable.

9.     Common Stock

a)     See Note 7 for common stock issued in connection with the acquisition of i-Level Systems and related financing transactions.

b)     The Company raised $375,000 and issued 535,714 common shares at $0.70 per share pursuant to a private placement.

c)     The Company raised $500,000 and issued 2,000,000 common shares at $0.25 per share pursuant to a private placement. The Company also issued 120,000 common shares as a finders' fee. The fair value of these shares was $30,000.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

9.     Common Stock (continued)

d)     The Company issued 1,000,000 restricted common shares on November 20, 2007 in connection with a financial services contract. The fair market value of these shares, after applying a 25% discount to market, was $172,500. This amount is being charged to operations over the life of the contract being November 11, 2008. A total of $23,220 was charged to operations during fiscal 2007 and $149,280 is included in prepaid expenses.

e)     The Company raised $500,000 and issued 2,500,000 units at $0.20 per unit. Each unit contained one common share and one-half share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $0.30 per share expiring December 28, 2009. Included in accrued liabilities is a finders' fee paid in January of $35,000 cash and 150,000 restricted common shares valued at $30,000. In addition, legal fees of $4,894 were paid in connection with this financing for total share issuance costs of $69,894.

10.   Stock Options

Effective August 31, 2007, the Company adopted a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 10,000,000 shares of common stock.

	Number of Shares	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2006	-	-
Granted	3,890,000	0.32

Outstanding, December 31, 2007	3,890,000	0.32	5.65	-

Exercisable, December 31, 2007	500,000	0.32	5.65	-

Pursuant to this Stock Option Plan, also on August 31, 2007 the Company granted a total of 2,000,000 stock options to two senior officers and directors of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2013. These options vest 500,000 upon grant and 500,000 every six months thereafter.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.2593 per option granted for a total stock-based compensation of $518,600. A total of $216,083 of stock-based compensation was charged to operations during the year ended December 31, 2007 and a total of $302,517 will be charged to operations of future periods. The following weighted average assumptions were used:

Expected dividend yield	0%
Expected volatility	101%
Expected life (in years)	6.0
Risk-free interest rate	4.23%

Pursuant to the Stock Option Plan, also on August 31, 2007 the Company granted 1,890,000 stock options to certain directors and employees of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2009. These options vest 25% every six months after date of grant. None of these options vested as at December 31, 2007.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

10.   Stock Options (continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.1742 per option granted for a total stock-based compensation of $329,267. A total of $54,877 of stock-based compensation was charged to operations during the year ended December 31, 2007 and $274,390 will be charged to operations of future periods. The following weighted average assumptions were used:
Expected dividend yield	0%
Expected volatility	101%
Expected life (in years)	2.0
Risk-free interest rate	4.23%

	Number of Options	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2006	-	-
Granted	3,890,000	$0.32
Vested	(500,000)	$0.32

Non-vested at December 31, 2007	3,390,000	$0.32

Stock option vesting periods:
February 28, 2008	972,500
August 31, 2008	972,500
February 28, 2009	972,500
August 31, 2009	472,500

3,390,000

11.   Warrants Outstanding
# of Warrants	Exercise Price	Expiry Date

1,300,000	$1.00	Expired on December 20, 2007
200,000	$1.00	Expired on January 18, 2008
1,250,000	$0.30	December 28, 2009

12.   Commitments

On November 20, 2007, the Company entered into a Letter of Engagement dated for reference November 8, 2007, with Investor Relations International ("IRI"). Pursuant to the terms of the Letter of Engagement, the Company has agreed to retain IRI as an investor relations consultant to the Company that will provide various investor relations services to and for the Company, in consideration for: 1) a $18,000 monthly retainer; and 2) 2,000,000 shares of restricted Company stock. The initial term of the Letter of Engagement is for a twelve-month period. The first tranche of 1,000,000 restricted common shares was issued upon signing of the Letter of Engagement, and the second tranche of 1,000,000 shares was due February 18, 2008. The first tranche of 1,000,000 restricted shares was issued on November 20, 2008 having a fair market value, after applying a 25% discount to market, of $172,500. The Company has given notice of termination to cancel this Letter Agreement and will not issue the second tranche of shares. The Company paid $36,000 during fiscal 2007 and $18,000 is owing for January, 2008.

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

13.   Economic Dependence

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

14.   Contribution Plan in the PRC

Full time employees of the subsidiary in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labour regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries.

15.   Income Taxes

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

United States Income Tax

United States Federal income tax losses incurred from August 23, 2005 (date of inception) to March 20, 2007 (date of change of control) of $344,110 are available to the Company over twenty years at a rate of $17,241 per annum pursuant to the change of control rules of Section 382 of the Internal Revenue Code. The loss for the period March 20, 2007 (date of change of control) to December 31, 2007 was $435,603 which loss will expire in 2027.

PRC Income Tax

The Company's subsidiary in the PRC is subject to the Foreign Enterprise Income Tax at a future rate of 25% (33% in 2006 and prior). No PRC income tax has been provided as the Company's subsidiary in the PRC recorded cumulative net operating losses for the year ended December 31, 2007 totalling $2,119,000 (2006 - $740,000).

The components of the net deferred tax asset at December 31, 2007 and 2006 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below:

	December 31, 2007 $	December 31, 2006 $
Cumulative Combined Net Operating Losses

Cumulative Combined Net Operating Losses	2,688,000	739,000
Effective Tax Rate	27.76%	33%

Deferred Tax Asset	746,000	244,000

Valuation Allowance	(746,000)	(244,000)

Net Deferred Tax Asset	-	-

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007

16.   Subsequent Events

The Company paid $35,000 and issued 150,000 restricted common shares, valued at $30,000, to settle an accrued liability of $65,000 as at December 31, 2007.

I-LEVEL MEDIA GROUP INCORPORATED

AUDITED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

"BKR Lew & Barr Limited"
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

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
	Accumulated From May 28, 2003 (Date of Incorporation) to March 31,	For the Three Months Ended March 31,	For the Three Months Ended March 31	For the Year Ended December 31,	For the Year Ended December 31,
	2007	2007	2006	2006	2005
	$	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(audited)	(audited)

Revenue	12,187	641	54	6,271	5,275

Direct Costs	(624,943)	(195,178)	(23,755)	(302,521)	(127,244)

Loss Before Operating Expenses	(612,756)	(194,537)	(23,214)	(296,250)	(121,969)

Operating Expenses

Research and development	67,902	-	-	-	-
General and administrative	600,269	134,519	20,290	177,919	193,651

Total Expenses	668,171	134,519	20,290	177,919	193,651

Loss from Operations	(1,280,927)	(329,056)	(43,504)	(474,169)	(315,620)

Other expenses

Interest expense	(41,005)	(16,771)	(2,495)	(25,266)	(218)

Net Loss for the Period	(1,321,932)	(345,827)	(45,999)	(499,435)	(315,402)

Net Loss Per Share - Basic and Diluted		(.01)	-	(.01)	(.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted		52,646,668	52,646,668	52,646,668	52,646,668

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
	Accumulated From May 28, 2003 (Date of	For the Three Months	For the Three Months	For the	For the
	Incorporation)	Ended	Ended	Year Ended	Year Ended
	To March 31,	March 31,	March 31,	December 31,	December 31,
	2007	2007	2006	2006	2005
	$	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(audited)	(audited)

Operating Activities

Net loss	(1,305,161)	(329,056)	(45,999)	(499,435)	(315,402)

Adjustments to reconcile net loss to cash

Depreciation	159,313	36,534	15,786	78,000	44,360

Change in operating assets and liabilities

Prepaid expenses and other current assets	(138,795)	(126,772)	-	(12,023)	606
Increase in accounts payable and accrued liabilities	(127,886)	(131,555)	2,495	26,989	984

Net Cash Used in Operating Activities	(1,412,529)	(550,849)	(27,718)	(406,469)	(269,452)

Investing Activities

Purchase of property and equipment	(1,043,455)	(352,662)	-	(296,800)	(332,607)

Net Cash to Investing Activities	(1,043,455)	(352,662)	-	(296,800)	(332,607)

Financing Activities

Proceeds from issuance of common stock	1,300,001	1,300,000	-	-	-
Proceeds from loans - long-term	749,999	-	-	-	500,000
Proceeds from issuance of short-term debt	1,134,752	200,000	-	802,540	106,961
Repayment of short-term debt	(125,251)	(125,251)	-	-	-

Net Cash Provided by Financing Activities	3,059,501	1,374,749	-	802,540	606,961

Effect of Exchange Rate Changes	(31,520)	(20,895)	-	(12,270)	1,507

Increase in Cash	571,997	450,343	(27,718)	87,001	6,409

Cash - Beginning of Period	-	121,654	34,653	34,653	28,244

Cash - End of Period	571,997	571,997	6,935	121,654	34,653

Supplemental Disclosures
Interest paid	-	18,955	-	-	-
Income taxes paid	-	-	-	-	-

Non-cash Financing and Investing Activities
Assumption of liabilities in reverse merger	237,140	237,140	-	-	-
Settlement of debt with shares	1,559,500	809,501	-	749,999	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(Formerly Jackson Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From May 28, 2003 (Date of Incorporation) to March 31, 2007
(Expressed in U.S. dollars)
					Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Development
	Stock	Amount	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$

Issuance of Shares on May 28, 2003 (Incorporation)	1	1	-	-	-	1
Net Loss for the Period from May 28, 2003 to December 31, 2004					(161,268)	(161,268)
Effect of Exchange Rate Difference	-	-	-	138		138

Balance - December 31, 2004 (audited)	1	1	-	138	(161,268)	(161,129)
Net Loss for the Year					(315,402)	(315,402)
Effect of Exchange Rate Difference	-	-	-	3,096	-	3,096

Balance - December 31, 2005 (audited)	1	1	-	3,234	(476,670)	(473,435)
November 14, 2006 - Issuance of Shares to settle related party loans	24,999	24,999	125,000	-	-	149,999
November 14, 2006 - Change of Par Value from $1 per Share to $15 per Share	(23,333)	-	-	-	-	-
November 14, 2006 - Dividend	8,333	125,000	(125,000)	-	-	-
November 22, 2006 - Issuance of shares to settle related party loans	10,000	150,000	450,000	-	-	600,000
Net Loss for the Year	-	-	-	-	(499,435)	(499,435)
Effect of Exchange Rate Difference	-	-	-	675	-	675

Balance - December 31, 2006 (audited)	20,000	300,000	450,000	3,909	(976,105)	(222,196)

March 20, 2007 - Recapitalization Transactions (Note 10)
Change in Par Value of Legal Parent from $15 per Share to $.001 per Common Share	-	(299,980)	299,980	-	-	-
Shares acquired by Legal Parent	(20,000)	(20)	20	-	-	-
Shares of i-Level Media Group Incorporated	58,015,000	58,015	(58,015)	-	-	-
Cancellation of founders shares	(41,000,000)	(41,000)	41,000	-	-	-
Shares issued to shareholders of i-Level Media Systems to effect the reverse merger	27,000,000	27,000	(27,000)	-	-	-
Net liabilities assumed in reverse merger			(237,140)	-	-	(237,140)
Shares issued to settle debt at $.10 per share	5,000,000	5,000	495,000	-	-	500,000
Shares issued to settle debt at $.30 per share	1,031,668	1,032	308,469	-	-	309,501
Shares issued in $0.50 per unit private placement	2,600,000	2,600	1,297,400	-	-	1,300,000
Net Loss for the Period	-	-	-	-	(345,827)	(345,827)
Effect of Exchange Rate Difference	-	-	-	(5,462)	-	(5,462)

Balance - March 31, 2007 (unaudited)	52,646,668	52,647	2,569,714	(1,553)	(1,321,932)	1,298,876

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

On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited ("i-:Level Systems"), a limited liability Company incorporated on May 28, 2003 under the International Business Act of the British Virgin Islands. i-Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. ("i-Level SoftComm"), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the "PRC") on August 12, 2004. I-Level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the City of Shanghai, in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. PRC regulations currently limit foreign ownership of companies that provide advertising services, including out-of-home video advertising services. To comply with these regulations, the Company conducts all of its advertising services through a third party advertising agency which has all the necessary licences and permits for providing advertising services in the PRC. The acquisition of i-Level Systems was completed on March 20, 2007 and the Company now trades on the OTCBB under the symbol "ILVL". The total purchase price for all issued and outstanding shares of i-Level Systems was satisfied by the issuance of 27,000,000 shares of post-forward split restricted common stock of the Company. See Note 10 for full disclosure of this transaction and related financing transactions. The Company is, effective March 20, 2007, a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition is considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems will constitute the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems will be reported from March 20, 2007 forward.

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

j)     Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." The Company accounts for revenue as a principal using the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent. Revenue represents the invoiced values of service, net of business taxes. The Company's revenue is derived from sales of out-of-home video advertising timeslots and is recognized rateably over the period in which advertisements are displayed. Accordingly, revenue is recognized when all four of the following criteria are met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the service has occurred; (iii) the price of the services is both fixed and determinable; and (iv) collection of the resulting receivable is reasonably assured.

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

7.     Ordinary Share Activity of i-Level Systems

i-Level Systems had 50,000 shares of authorized Ordinary Shares having a par value of US$1 each up to November 14, 2006, of which 1 Ordinary Share was issued.

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

15.   Contribution Plan in the PRC

Full time employees of the subsidiary in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries.

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
I-LEVEL MEDIA GROUP INCORPORATED
Per:	"Aidan Sullivan" Aidan Sullivan Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director Date: April 14, 2008.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	"Aidan Sullivan" Aidan Sullivan Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director Date: April 14, 2008.
Per:	"Ian Sullivan" Ian Sullivan Secretary, Chief Operating Officer and a director Date: April 14, 2008.
Per:	"Don Chen" Don Chen Treasurer, Chief Financial Officer and Principal Accounting Officer Date: April 14, 2008.
Per:	"Paul D. Brock" Paul D. Brock Director Date: April 14, 2008.
Per:	"Johnny Lo" Johnny Lo Director Date: April 14, 2008.
Per:	"Francis Chiew" Francis Chiew Director Date: April 14, 2008.

__________