Form 10-Q
period 2008-03-31
I-LEVEL MEDIA GROUP INC
filed 2008-05-20
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52069

I-LEVEL MEDIA GROUP INCORPORATED
(Exact name of small business issuer as specified in its charter)

Nevada	98-0466350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5B - 98 Liu He Road Shanghai, People's Republic of China	200001
(Address of principal executive offices)	(Zip Code)

+8621 5301 8935
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes  ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 59,352,383 shares of common stock as of May 16, 2008.

I-LEVEL MEDIA GROUP INCORPORATED

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2007, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim consolidated financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)
	March 31, 2008 $	December 31, 2007 $

Assets

Current Assets

Cash and equivalents	2,386	455,751
Accounts receivable	39,739	19,774
Prepaid expenses and other current assets	443,350	576,410

Total Current Assets	485,475	1,051,935

Property and Equipment (Note 3)	1,166,129	1,190,591

Total Assets	1,651,604	2,242,526

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Accounts payable and accrued liabilities (Note 4)	515,165	570,935
Short-term loans (Note 5)	207,863	102,166
Current portion of capital lease obligation (Note 3)	2,595	2,482

Total Current Liabilities	725,623	675,583

Capital Lease Obligation (Note 3)	2,003	2,459

Total Liabilities	727,626	678,042

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)

Stockholders' Equity

Common Stock, (Notes 7 and 8) 1,025,000,000 shares authorized, $0.001 par value 59,352,382 and 59,202,382 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	59,352	59,202

Additional Paid-in Capital	4,647,559	4,511,726

Other Comprehensive Income	130,829	44,595

Deficit Accumulated During the Development Stage	(3,913,762)	(3,051,039)

Total Stockholders' Equity	923,978	1,564,484

Total Liabilities and Stockholders' Equity	1,651,604	2,242,526

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

(unaudited)
	Accumulated From May 23, 2005 (Date of Inception) to March 31,	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2008	2008	2007
	$	$	$

Revenue	238,508	54,273	641

Direct Costs	(1,779,010)	(330,105)	(195,178)

Loss Before Operating Expenses	(1,540,502)	(275,832)	(194,537)

Operating Expenses

Research and development	67,902	-	-
General and administrative	1,886,259	478,822	134,519
Stock-based compensation	376,944	105,983	-

Total Expenses	2,331,105	584,805	134,519

Loss from Operations	(3,871,607)	(860,637)	(329,056)

Other expenses
Interest expense	(42,155)	(2,085)	(16,771)

Net Loss for the Period	(3,913,762)	(862,722)	(345,827)

Net Loss Per Share - Basic and Diluted		.01	(.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted		59,350,000	52,647,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2008	2007
	$	$

Operating Activities

Net loss	(862,722)	(345,827)

Adjustments to reconcile net loss to cash

Depreciation	77,766	36,534

Stock-based compensation	105,983	-
Stock issued for services	149,280	-

Change in operating assets and liabilities

Accounts receivable	(19,965)	-
Prepaid expenses and other current assets	(16,220)	(126,772)
Accounts payable and accrued liabilities	(25,771)	(131,555)

Net Cash Used in Operating Activities	(591,649)	(567,620)

Investing Activities

Purchase of property and equipment	(911)	(352,662)

Net Cash to Investing Activities	(911)	(352,662)

Financing Activities

Repayment of capital lease obligations	(578)	-
Proceeds from issuance of common stock	-	1,300,000
Proceeds from issuance of short-term debt	101,056	200,000
Repayment of short-term debt	-	(125,251)

Net Cash Provided by Financing Activities	100,478	1,374,749

Effect of Exchange Rate Changes	38,568	(4,124)

Increase (Decrease) in Cash	(453,514)	450,343

Cash - Beginning of Period	455,751	121,654

Cash - End of Period	2,237	571,997

Supplemental Disclosures:
Interest paid	-	18,955
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Assumption of liabilities in reverse merger	-	(237,140)
Settlement of debt with shares	30,000	809,501

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.     Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on August 23, 2005 under the name Jackson Ventures, Inc. The Company's initial operations included the acquisition and exploration of mineral resources. Management has changed its primary business to that of developing and operating a proprietary digital media network service in the transportation segment of the outdoor advertising market in China. On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited ("i-Level Systems"), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. I-Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. ("i-Level SoftComm"), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the "PRC") on August 12, 2004. i-Level SoftComm is a development stage company that is devoting substantially all of its efforts to establishing a new business in the PRC, which involves selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-Level Systems was completed on March 20, 2007 and the Company now trades on the OTCBB under the symbol "ILVL". On February 23, 2007 the Company's name was changed from Jackson Ventures, Inc. to i-Level Media Group Incorporated. The total purchase price for all issued and outstanding shares of i-Level Systems was satisfied by the issuance of 27,000,000 shares of post-forward split restricted common stock of the Company. See Note 7 for full disclosure of this transaction and related financing transactions. The Company is, effective March 20, 2007, a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition was considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical consolidated operations of i-Level Systems constitute the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems are reported from March 20, 2007 forward.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 7 to continue expanding its business operations and attain profitable operations. As at March 31, 2008, the Company had a working capital deficit of $240,148 and had accumulated losses of $3,913,762 since inception. Since inception, the Company has funded operations through the issuance of capital stock and related party loans. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
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

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

e)     Long-lived Assets (continued)

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

g)     Comprehensive Loss

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company's only item that represents comprehensive income (loss) is the exchange rate effect of translating its PRC subsidiaries from Renminbi into US dollars.

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

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

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

m)     Interim Financial Statements

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

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

n)     Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" . This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The Company has not early adopted SFAS No. 159 and is currently considering the effect of this pronouncement.

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

3.     Property and Equipment

Property and equipment is comprised of the following:

	March 31, 2008	December 31, 2007
	$	$

Flat-panel video advertising display units	1,525,880	1,459,574
Office equipment	24,633	22,691
Leasehold improvements	62,495	59,779
Equipment under capital lease	9,859	9,430
Low-value consumption goods	17,713	16,944

	1,640,580	1,568,418
Less: Accumulated depreciation	(438,837)	(361,071)
Exchange translation difference	(35,614)	(16,756)

Net Carrying Value	1,166,129	1,190,591

Obligation under Capital Lease

Future minimum lease payments for an obligation under a capital lease as at March 31, 2008 are as follows:

$

2008	1,982
2009	2,595
2010	348

4,925
Amount representing interest	327

4,598

Current portion	2,595

2,003

4.     Accounts Payable and Accrued Liabilities

	March 31, 2008 $	December 31, 2007 $

Accounts payable	131,956	88,020
Accrued expenses	314,550	444,403
Accrued interest	8,159	8,313
Accrued wages to senior officers	38,000	15,200
Accrued directors remuneration	22,500	15,000

	515,165	570,935

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

5.     Short-term Debt

On September 24, 2007 a loan of 750,000 Renminbi ($106,807) was loaned by a company controlled by a director of the Company. This loan bears interest at 8% per annum and is secured by the assets of the Company and a personal guarantee from the President of the Company. The loan plus accrued interest was repayable on November 8, 2007. The Company has received confirmation that this loan will not be demanded until the Company secures adequate financing.

In March, 2008 a loan of $101,056 was provided to the Company's subsidiary in the PRC. This loan is unsecured, non-interest bearing and due on demand.

6.     Related Party Transactions

The Company records transactions of commercial substance with related parties at fair value as determined with management.

Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary of the Company. Effective March 20, 2007, each are paid a total of $5,000 per month for their services, for a term of eighteen months. Included in accrued liabilities is $19,000 owing to each senior officer for salaries.

See Note 5 for a related party loan of 750,000 Renminbi ($106,807) from a director of the Company.

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

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
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

d(     cause not less than 41,000,000 founders' common shares to be returned to treasury and cancelled at or prior to the closing of the SEA.

A total of 41,000,000 founders' common shares have been returned to treasury and cancelled pursuant to the SEA.

8.     Common Stock

The Company paid $35,000 and issued 150,000 restricted common shares, valued at $30,000, to settle an accrued liability of $65,000 as at December 31, 2007.

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.     Stock Options

Effective August 31, 2007, the Company adopted a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 10,000,000 shares of common stock.

	Number of Shares	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2007	3,890,000	0.32	5.65	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, March 31, 2008	3,890,000	0.32	5.42	-

Exercisable, December 31, 2007	1,472,500	0.32	5.42	-

Pursuant to this Stock Option Plan, also on August 31, 2007 the Company granted a total of 2,000,000 stock options to two senior officers and directors of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2013. 500,000 options vested upon grant and 500,000 vest every six months thereafter.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.2593 per option granted for a total stock-based compensation of $518,600. A total of $64,825 of stock-based compensation was charged to operations during the quarter ended March 31, 2008 and a total of $237,692 will be charged to operations of future periods. The following weighted average assumptions were used:
Expected dividend yield	0%
Expected volatility	101%
Expected life (in years)	6.0
Risk-free interest rate	4.23%

Pursuant to the Stock Option Plan, also on August 31, 2007 the Company granted 1,890,000 stock options to certain directors and employees of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2009. These options vest 25% every six months after date of grant. 472,500 of these options vested on February  29, 2008.

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.     Stock Options (Continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.1742 per option granted for a total stock-based compensation of $329,267. A total of $41,158 of stock-based compensation was charged to operations during the quarter ended March 31, 2008 and $233,232 will be charged to operations of future periods. The following weighted average assumptions were used:
Expected dividend yield	0%
Expected volatility	101%
Expected life (in years)	2.0
Risk-free interest rate	4.23%

	Number of Options	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2007	3,390,000	$0.32

Vested	(1,472,500)	$0.32

Non-vested at December 31, 2007	1,917,500	$0.32

Stock option vesting periods:
August 31, 2008	972,500
February 28, 2009	972,500
August 31, 2009	472,500

1,917,500

10.   Warrants Outstanding

# of Warrants	Exercise Price	Expiry Date

1,250,000	$0.30	December 28, 2009

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

11.   Commitments

On November 20, 2007, the Company entered into a Letter of Engagement dated for reference November 8, 2007, with Investor Relations International ("IRI"). Pursuant to the terms of the Letter of Engagement, the Company has agreed to retain IRI as an investor relations consultant to the Company that will provide various investor relations services to and for the Company, in consideration for: 1) a $18,000 monthly retainer; and 2) 2,000,000 shares of restricted Company stock. The initial term of the Letter of Engagement was for a twelve-month period. The first tranche of 1,000,000 restricted common shares was issued upon signing of the Letter of Engagement, and the second tranche of 1,000,000 shares was due February 18, 2008. The first tranche of 1,000,000 restricted shares was issued on November 20, 2008 having a fair market value of $172,500. The Company gave notice of termination to cancel this Letter Agreement and will not issue the second tranche of shares. During the three months ended March 31, 2008 a total of $149,280 was charged to operations being the unexpired prepaid amount.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Overview

On March 20, 2007, we acquired all of the issued and outstanding shares of i-Level Media Systems, which, through its wholly-owned subsidiary, i-level SoftCom, is engaged in the business of selling out-of-home video advertising time slots on a net work of flat-panel video advertising display units ("ADUs") installed in taxis operated in China. The business of i-level SoftCom constitutes our primary business since the date of the acquisition of i-level Media Systems. Prior to this acquisition, we were engaged in the acquisition and exploration of mineral properties, however, we allowed our mineral claims to lapse as we were unable to substantiate any mineral deposit on our properties. Accordingly, the financial information presented below may not be comparable from period to period.

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

Our plan of operations for the next twelve months is to:

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

Over the next twelve months, we will incur the following costs, at a minimum:

Category of Expenditure	Amount
Network equipment purchases:	$840,000
General and administrative expenses:	$240,000
Professional fees and expenses, regulatory expenses:	$180,000
Taxi media lease:	$850,000
Personnel costs in China:	$340,000
Service and maintenance fees on network:	$500,000
Miscellaneous and unallocated:	$190,000
Total:	$3,140,000

We had cash and cash equivalents of $2,386 and a working capital deficit of $240,148 at March 31, 2008. We will require additional funding for anticipated costs of developing our business during the next twelve months. We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects and other working capital requirements.

Subsequent to the twelve month period following the date of this report, we will be required to obtain additional financing in order to continue to pursue our business plan. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Results of Operations
	Accumulated From May 23, 2003 (Date of Inception) to March 31,	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2008	2008	2007
	$	$	$

Revenue	238,508	54,273	641
Direct Costs	(1,779,010)	(330,105)	(195,178)
Loss Before Operating Expenses	(1,540,502)	(275,832)	(194,537)
Operating Expenses
Research and development	67,902	-	-
General and administrative	1,886,259	478,822	134,519
Stock-based compensation	376,944	105,983	-
Total Expenses	2,331,105	584,805	134,519
Loss from Operations	(3,871,607)	(860,637)	(329,056)
Other expenses
Interest expense	(42,155)	(2,085)	(16,771)
Net Loss for the Period	(3,913,762)	(862,722)	(345,827)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

We had revenues of $54,273 for the three months ended March 31, 2008, as compared to $641 for the three months ended March 31, 2007 from the sale of advertisements on our ADUs. We had direct costs of $330,105 for the three months ended March 31, 2008, compared to $195,178 for the three months ended March 31, 2007. As a result, our loss before operating expenses was $275,832 for the three months ended March 31, 2008, compared to $194,537 for the three months ended March 31, 2007. Our direct costs are comprised of media concession fees and service and maintenance costs related to the operation of our media network. The increase in these expenses is directly related to the increase in the number of ADUs we have in operation.

We had operating expenses of $584,805 for the three months ended March 31, 2008, as compared to $134,519 for the three months ended March 31, 2007. Our operating expenses for the three months ended March 31, 2008 consisted of general and administrative expenses of $478,822 and stock-based compensation of $105,983 paid to our officers. Our operating expenses for the three months ended March 31, 2008 consisted of general and administrative expenses of $134,519. The increase in our general and administrative expenses was largely as a result of our increased operations between these two periods.

Our net loss for the three months ended March 31, 2008 was $862,722, as compared to $345,827 for the three months ended March 31, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,386 and a working capital deficit of $240,148 at March 31, 2008, as compared to cash and cash equivalents of $455,751 and working capital of $376,352 at December 31, 2007.

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

Subsequent to the twelve month period following the date of this report, we will be required to obtain additional financing in order to continue to pursue our business plan. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Cash Used in Operating Activities

Net cash used in operating activities was $591,649 for the three months ended March 31, 2008, as compared with $567,620 for the three months ended March 31, 2007. The increase in cash used in operating activities during the three months ended March 31, 2008 is due primarily to our increased direct costs and administrative expenses during this period.

We have applied cash generated from our financing activities to fund our operations.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. During the three months ended March 31, 2008, we obtained net cash of $100,478 from financing activities ($101,056 from the issuance of short-term debt, offset by $578 for repayment of capital lease obligations), as compared to $1,374,749 for the three months ended March 31, 2007 ($1,300,000 from proceeds of the issuance of common stock and $200,000 from proceeds from issuance of short-term debt, offset by $125,251 for repayment of short-term debt).

Cash to Investing Activities

We spent $911 in investing activities during the three months ended March 31, 2008, as compared to $352,662 for the three months ended March 31, 2007 (due primarily to our purchase of ADUs during this period).

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to continue to pursue our plan of operations. For these reasons our auditors stated in their report included with our annual report for the year ended December 31, 2007 that they have substantial doubt we will be able to continue as a going concern.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer, Aidan Sullivan, and our Principal Financial Officer, Don Chen, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures were effective.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.       Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report, including our financial statements and related notes, before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. As a result, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risk Factors

Risks Relating Generally to Our Operations

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

We had cash and cash equivalents of $2,386 and a working capital deficit of $240,148 at March 31, 2008. We will require additional funding to pursue our plan of operations for the next twelve months. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and currently have generated minimal revenues from operating our digital media network service in China. The continuation of our company as a going concern is dependent upon our ability to obtain necessary equity financing to continue expanding our business operations and attain profitable operations. As a March 31, 2008, we had a working capital deficit of $240,148 and had accumulated losses of $3,913,762 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered by this report.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits
Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(4)	Articles of Merger (pursuant to which the Company's Articles of Incorporation were amended to change the Company's name to "i-level Media Group Incorporated").
3.3(1)	Bylaws.
10.1(2)	Share Exchange Agreement among the Company, the i-level Shareholders and i-level Media Systems Limited, dated for reference effective on January 29, 2007.
10.2(3)	Executive Services Agreement among the Company, i-level Media Systems Limited and Aidan Sullivan, dated March 20, 2007.
10.3(3)	Executive Services Agreement among the Company, i-level Media Systems Limited and Ian Sullivan, dated March 20, 2007.

Exhibit No.	Description of Exhibit
10.4(3)	Service Agreement between i-level Media Group Ltd. and Smartwin Technology Ltd. dated April 1, 2005.
10.5(4)	Form of $0.10 Unit for Debt Private Placement Subscription Agreement.
10.6(4)	Form of $0.30 Share for Debt Private Placement Subscription Agreement.
10.7(4)	Form of $0.50 Unit Private Placement Subscription Agreement.
10.8(4)	Form of $0.70 Share Private Placement Subscription Agreement.
10.9(4)	Collaboration Contract between i-level SoftComm and Shanghai Jinjiang Auto Services Co., Ltd., dated December 2004 (and addendum thereto dated February 2005).
10.10(4)	Co-operation Contract between i-level SoftComm and Smartwin Technology (Shanghai) Ltd.
10.11(4)	Memorandum of Understanding between i-level SoftComm and Beijing Northern Taxi Co., Ltd.
10.12(4)	Corporate Development Consulting Services Agreement between the Company and Pacific Investor Relations Corp., dated for reference April 1, 2007.
10.13(5)	Letter of Engagement between the Company and Investor Relations International dated November 8, 2007.
10.14(6)	Securities Purchase Agreement dated December 28, 2007 between the Company and the Selling Shareholders.
10.15(6)	Registration Rights Agreement dated December 28, 2007 between the Company and the Selling Shareholders.
10.16(6)	Form of Warrant Certificate.
10.17(6)	2007 Stock Incentive Plan.
21.1	Subsidiaries of the Company:
	Name of Subsidiary i-level Media Systems Limited i-level SoftComm (Shanghai) Company Ltd i-level Media (Beijing) Co. Ltd.	Jurisdiction of Incorporation British Virgin Islands People's Republic of China People's Republic of China	Percentage Ownership 100% 100% (through i-level Media Systems) 100% (through i-level Media Systems)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

By:          "Aidan Sullivan"
                Aidan Sullivan
                Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director

Date:       May 20, 2008

By:          "Don Chen"
                Don Chen
                Treasurer, Chief Financial Officer and Principal Accounting Officer

Date:       May 20, 2008