Form 10-Q
period 2008-06-30
I-LEVEL MEDIA GROUP INC
filed 2008-08-15
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 59,352,382 shares of common stock as of August 14, 2008.

I-LEVEL MEDIA GROUP INCORPORATED

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2008

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

i-level Media Group Incorporated
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30, 2008 $ (unaudited)	December 31, 2007 $

Assets

Current Assets

Cash and equivalents	2,637	455,751
Accounts receivable	70,252	19,774
Prepaid expenses and other current assets	207,668	576,410

Total Current Assets	280,557	1,051,935

Property and Equipment (Note 3)	1,426,271	1,190,591

Total Assets	1,706,828	2,242,526

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Accounts payable and accrued liabilities (Note 4)	856,744	570,935
Short-term loans (Note 5)	460,474	102,166
Current portion of capital lease obligation (Note 3)	2,651	2,482

Total Current Liabilities	1,319,869	675,583

Capital Lease Obligation (Note 3)	1,384	2,459

Total Liabilities	1,321,253	678,042

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)

Stockholders' Equity

Common Stock, (Notes 7 and 8) 1,025,000,000 shares authorized, $0.001 par value 59,352,382 and 59,202,382 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	59,352	59,202

Additional Paid-in Capital	4,753,542	4,511,726

Other Comprehensive Income	154,022	44,595

Deficit Accumulated During the Development Stage	(4,581,341)	(3,051,039)

Total Stockholders' Equity	385,575	1,564,484

Total Liabilities and Stockholders' Equity	1,706,828	2,242,526

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From May 23, 2003 (Date of Inception) to June 30,	For the Thee Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	358,337	119,829	63,619	174,102	64,260

Direct Costs	(2,135,533)	(356,523)	(239,589)	(686,628)	(434,767)

Gross Profit (Loss)	(1,777,196)	(236,694)	(175,970)	(512,526)	(370,507)

Operating Expenses

Research and development	67,902	-	-	-	-
General and administrative	2,199,705	313,446	281,724	792,268	416,243
Stock-based compensation	482,927	105,983	-	211,966	-

Total Expenses	2,750,534	419,429	281,724	1,004,234	416,243

Loss from Operations	(4,527,730)	(656,123)	(457,694)	(1,516,760)	(786,750)

Other expenses

Interest expense	(53,611)	(11,456)	3,453	(13,541)	(13,318)

Net Loss for the Period	(4,581,341)	(667,579)	(454,241)	(1,530,301)	(800,068)

Net Loss Per Share - Basic and Diluted		(.01)	(.01)	(.03) )	(.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted		59,352,000	53,115,000	59,352,000	52,882,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2008	2007
	$	$

Operating Activities

Net loss	(1,530,301)	(800,068)

Adjustment to reconcile net loss to cash

Depreciation	167,814	101,879
Stock-based compensation	211,966	-
Stock issued for services	149,280	-

Change in operating assets and liabilities

Accounts receivable	(50,478)	(20,595)
Prepaid expenses and other current assets	219,462	(50,200)
Increase in accounts payable and accrued liabilities	315,808	(64,858)

Net Cash Used in Operating Activities	(516,449)	(833,842)

Investing Activities

Purchase of property and equipment	(326,894)	(846,951)

Net Cash to Investing Activities	(326,894)	(846,951)

Financing Activities

Repayment of capital lease obligations	(906)	(356)
Proceeds from issuance of common stock	-	1,675,000
Proceeds from issuance of short-term debt	355,332	200,000
Repayment of short-term debt	-	(125,251)

Net Cash Provided by Financing Activities	354,426	1,749,393

Effect of Exchange Rate Changes	35,803	9,200

Increase (Decrease) in Cash	(453,114)	77,800

Cash - Beginning of Period	455,751	121,654

Cash - End of Period	2,637	199,454

Supplemental Disclosures
Interest paid	-	32,516
Income taxes paid	-	-

Non-cash Financing and Investing Activities
Assumption of liabilities in reverse merger	-	237,140
Settlement of debt with shares	30,000	1,009,504

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 7 to continue expanding its business operations and attain profitable operations. As at June 30, 2008, the Company had a working capital deficit of $1,039,312 and had accumulated losses of $4,581,341 since inception. Since inception, the Company has funded operations through the issuance of capital stock and related party loans. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
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
June 30, 2008
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
June 30, 2008
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
June 30, 2008
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
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

3.       Property and Equipment

Property and equipment is comprised of the following:

	June 30, 2008	December 31, 2007
	$	$

Flat-panel video advertising display units	1,876,471	1,459,574
Office equipment	27,903	22,691
Leasehold improvements	61,129	59,779
Equipment under capital lease	10,074	9,430
Low-value consumption goods	20,575	16,944

	1,996,152	1,568,418
Less: Accumulated depreciation	(528,885)	(361,071)
Exchange translation difference	(40,996)	(16,756)

Net Carrying Value	1,426,271	1,190,591

Obligation under Capital Lease

Future minimum lease payments for an obligation under a capital lease as at June 30, 2008 are as follows:

$

2008	1,297
2009	2,595
2010	348

4,240
Amount representing interest	205

4,035

Current portion	2,651

1,384

4.       Accounts Payable and Accrued Liabilities

	June 30, 2008 $	December 31, 2007 $

Accounts payable	183,194	88,020
Accrued expenses	566,813	444,402
Accrued interest	19,935	8,313
Accrued wages to senior officers	56,800	15,200
Accrued directors remuneration	30,000	15,000

	856,742	570,935

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

5.       Related Party Short-term Debt

On September 24, 2007 a loan of 750,000 Renminbi ($109,142) was loaned by a company controlled by a director of the Company. This loan bears interest at 8% per annum and is secured by the assets of the Company and a personal guarantee from the President of the Company. The loan plus accrued interest was repayable on November 8, 2007. The Company has received confirmation that this loan will not be demanded until the Company secures adequate financing.

Loans of $347,332 were provided to the Company's subsidiary in the PRC by family members of the two senior officers and directors of the Company. These loans are unsecured, bear interest at 12% per annum and due on demand. A loan of $4,000 was provided to the Company's subsidiary in the PRC by a senior officer of the Company. This loan is unsecured, bears interest at 10% per annum and is due on demand.

6.       Related Party Transactions/Loans

The Company records transactions of commercial substance with related parties at fair value as determined with management.

Executive Services Agreements (the "ES Agreements") have been entered into with the CEO and President of the Company and the Secretary of the Company. Effective March 20, 2007, each are paid a total of $5,000 per month for their services, for a term of eighteen months. Included in accrued liabilities is $56,800 owing to the two senior officers for unpaid remuneration.

See Note 5 for related party short-term debt and Note 3 for amounts owing to senior officers and directors for unpaid remuneration.

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
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

7.       Acquisition of i-Level Systems and Related Financing Transactions (Continued)

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

8.       Common Stock

In January, 2008 the Company paid $35,000 and issued 150,000 restricted common shares, valued at $30,000, to settle an accrued liability of $65,000 as at December 31, 2007.

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.       Stock Options

Effective August 31, 2007, the Company adopted a Stock Option Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 10,000,000 shares of common stock.

	Number of Shares	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2007	3,890,000	0.32	3.48	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, June 30, 2008	3,890,000	0.32	3.42	-

Exercisable, June 30, 2008	1,472,500	0.32	3.89	-

Pursuant to this Stock Option Plan, also on August 31, 2007 the Company granted a total of 2,000,000 stock options to two senior officers and directors of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2013. 500,000 options vested upon grant and 500,000 vest every six months thereafter.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.2593 per option granted for a total stock-based compensation of $518,600. A total of $216,083 was charged to operations during the year ended December 31, 2007 and a further $129,650 of was charged to operations during the six months ended June 30, 2008. A total of $172,867 will be charged to operations over the next three fiscal quarters ending February 28, 2009. The following weighted average assumptions were used:

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
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.         Stock Options (Continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.1742 per option granted for a total stock-based compensation of $329,267. A total of $54,878 was charged to operations during the year ended December 31, 2007 and a further $82,316 was charged to operations during the six months ended June 30, 2008. A total of $192,073 will be charged to operations over the next five fiscal quarter ending August 31, 2009. The following weighted average assumptions were used:

Expected dividend yield	0%
Expected volatility	101%
Expected life (in years)	2.0
Risk-free interest rate	4.23%

	Number of Options	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2007	3,390,000	$0.32
Vested	(1,472,500)	$0.32

Non-vested at June 30, 2008	1,917,500	$0.32

Stock option vesting periods:
August 31, 2008	972,500
February 28, 2009	972,500
August 31, 2009	472,500

1,917,500

10.      Warrants Outstanding
# of Warrants	Exercise Price	Expiry Date

1,250,000	$0.30	December 28, 2009

i-Level Media Group Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

11.      Commitments

On November 20, 2007, the Company entered into a Letter of Engagement dated for reference November 8, 2007, with Investor Relations International ("IRI"). Pursuant to the terms of the Letter of Engagement, the Company has agreed to retain IRI as an investor relations consultant to the Company that will provide various investor relations services to and for the Company, in consideration for: 1) a $18,000 monthly retainer; and 2) 2,000,000 shares of restricted Company stock. The initial term of the Letter of Engagement was for a twelve-month period. The first tranche of 1,000,000 restricted common shares was issued upon signing of the Letter of Engagement, and the second tranche of 1,000,000 shares was due February 18, 2008. The first tranche of 1,000,000 restricted shares was issued on November 20, 2008 having a fair market value of $172,500. The Company gave notice of termination to cancel this Letter Agreement and will not issue the second tranche of shares. During the three months ended June 30, 2008 a total of $149,280 was charged to operations being the unexpired prepaid amount.

On May 21, 2008 the Company entered into two separate consulting agreements each having a three month term. The consulting fee is $25,000 per month under each agreement. The Company has the right to settle this obligation with shares at a deemed settlement price of $.05 per share. The total share commitment, should the Company choose to settle the $150,000 obligation on August 21, 2008 is a total of 3,000,000 common shares.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2008 and 2007 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

We had cash and cash equivalents of $2,637 and a working capital deficit of $1,039,312 at June 30, 2008. We will require additional funding for anticipated costs of developing our business during the next twelve months. We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects and other working capital requirements.

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

Results of Operations
	Accumulated From May 23, 2003 (Date of Inception) to June 30,	For the Thee Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	358,337	119,829	63,619	174,102	64,260

Direct Costs	(2,135,533)	(356,523)	(239,589)	(686,628)	(434,767)

Gross Profit (Loss)	(1,777,196)	(236,694)	(175,970)	(512,526)	(370,507)

Operating Expenses

Research and development	67,902	-	-	-	-
General and administrative	2,199,705	313,446	281,724	792,268	416,243
Stock-based compensation	482,927	105,983	-	211,966	-

Total Expenses	2,750,534	419,429	281,724	1,004,234	416,243

Loss from Operations	(4,527,730)	(656,123)	(457,694)	(1,516,760)	(786,750)

Other expenses

Interest expense	(53,611)	(11,456)	3,453	(13,541)	(13,318)

Net Loss for the Period	(4,581,341) )	(667,579)	(454,241)	(1,530,301)	(800,068)

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We had revenues of $174,102 for the six months ended June 30, 2008, as compared to $64,260 for the six months ended June 30, 2007 from the sale of advertisements on our ADUs. We had direct costs of $686,628 for the six months ended June 30, 2008, compared to $434,767 for the six months ended June 30, 2007. As a result, our loss before operating expenses was $512,526 for the six months ended June 30, 2008, compared to $370,507 for the six months ended June 30, 2007. Our direct costs are comprised of media concession fees and service and maintenance costs related to the operation of our media network. The increase in these expenses is directly related to the increase in the number of ADUs we have in operation.

We had operating expenses of $1,004,234 for the six months ended June 30, 2008, as compared to $416,243 for the six months ended June 30, 2007. Our operating expenses for the six months ended June 30, 2008 consisted of general and administrative expenses of $792,268 and stock-based compensation of $211,966 paid to our officers. Our operating expenses for the six months ended June 30, 2008 consisted of general and administrative expenses of $416,243. The increase in our general and administrative expenses was largely as a result of our increased operations between these two periods.

Our net loss for the six months ended June 30, 2008 was $1,530,301, as compared to $800,068 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,637 and a working capital deficit of $1,039,312 at June 30, 2008, as compared to cash and cash equivalents of $455,751 and working capital of $376,352 at December 31, 2007.

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

Cash Used in Operating Activities

Net cash used in operating activities was $516,449 for the six months ended June 30, 2008, as compared with $833,842 for the six months ended June 30, 2007. The decrease in net cash used in operating activities during the six months ended June 30, 2008 is due primarily to an increase in prepaid expenses and other current assets and an increase in accounts payable and accrued liabilities between these two periods.

We have applied cash generated from our financing activities to fund our operations.

Cash to Investing Activities

We spent $326,894 in investing activities during the six months ended June 30, 2008, as compared to $846,951 for the six months ended June 30, 2007 (due primarily to our purchase of ADUs).

Cash from Financing Activities

During the six months ended June 30, 2008, we obtained net cash of $354,426 from financing activities ($355,332 from proceeds from issuance of short-term debt, offset by $906 for repayment of capital lease obligations), as compared to $1,749,393 for the six months ended June 30, 2007 ($1,675,000 from proceeds of the issuance of common stock and $200,000 from proceeds from issuance of short-term debt, offset by $125,251 for repayment of short-term debt).

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer, Frank Ma, and our Chief Financial Officer, Ian Sullivan, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash and cash equivalents of $2,637 and a working capital deficit of $1,039,312 at June 30, 2008. We will require additional funding to pursue our plan of operations for the next twelve months. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and currently have generated minimal revenues from operating our digital media network service in China. The continuation of our company as a going concern is dependent upon our ability to obtain necessary equity financing to continue expanding our business operations and attain profitable operations. As a June 30, 2008, we had a working capital deficit of $1,039,312 and had accumulated deficit of $4,581,341 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits
Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(4)	Articles of Merger (pursuant to which the Company's Articles of Incorporation were amended to change the Company's name to "i-level Media Group Incorporated").
3.3(1)	Bylaws.
10.1(2)	Share Exchange Agreement among the Company, the i-level Shareholders and i-level Media Systems Limited, dated for reference effective on January 29, 2007.
10.2(3)	Executive Services Agreement among the Company, i-level Media Systems Limited and Aidan Sullivan, dated March 20, 2007.
10.3(3)	Executive Services Agreement among the Company, i-level Media Systems Limited and Ian Sullivan, dated March 20, 2007.
10.4(3)	Service Agreement between i-level Media Group Ltd. and Smartwin Technology Ltd. dated April 1, 2005.
10.5(4)	Form of $0.10 Unit for Debt Private Placement Subscription Agreement.
10.6(4)	Form of $0.30 Share for Debt Private Placement Subscription Agreement.
10.7(4)	Form of $0.50 Unit Private Placement Subscription Agreement.
10.8(4)	Form of $0.70 Share Private Placement Subscription Agreement.
10.9(4)	Collaboration Contract between i-level SoftComm and Shanghai Jinjiang Auto Services Co., Ltd., dated December 2004 (and addendum thereto dated February 2005).
10.10(4)	Co-operation Contract between i-level SoftComm and Smartwin Technology (Shanghai) Ltd.
10.11(4)	Memorandum of Understanding between i-level SoftComm and Beijing Northern Taxi Co., Ltd.
10.12(4)	Corporate Development Consulting Services Agreement between the Company and Pacific Investor Relations Corp., dated for reference April 1, 2007.
10.13(5)	Letter of Engagement between the Company and Investor Relations International dated November 8, 2007.
10.14(6)	Securities Purchase Agreement dated December 28, 2007 between the Company and the Selling Shareholders.
10.15(6)	Registration Rights Agreement dated December 28, 2007 between the Company and the Selling Shareholders.
10.16(6)	Form of Warrant Certificate.
10.17(6)	2007 Stock Incentive Plan.
10.18(7)	Executive Services Agreement between the Company and Mr. Ma, dated August 1, 2008.

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of the Company:
	Name of Subsidiary i-level Media Systems Limited i-level SoftComm (Shanghai) Company Ltd i-level Media (Beijing) Co. Ltd.	Jurisdiction of Incorporation British Virgin Islands People's Republic of China People's Republic of China	Percentage Ownership 100% 100% (through i-level Media Systems) 100% (through i-level Media Systems)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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
(7)       Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on August 7, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-LEVEL MEDIA GROUP INCORPORATED

By:          "Frank Ma"
                 Frank Ma
                 President, Chief Executive Officer, Principal Executive Officer and a director

Date:        August 14, 2008

By:          "Ian Sullivan"
                 Ian Sullivan
                 Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer

Date:        August 14, 2008