Form 10-Q
period 2008-09-30
I-LEVEL MEDIA GROUP INC
filed 2008-11-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  59,352,382 shares of common stock as of November 14, 2008.

I-LEVEL MEDIA GROUP INCORPORATED

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2008

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

i-level Media Group Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

 September 30,
2008
$
(unaudited)

 December 31,
2007
$

Assets

Current Assets

Cash and equivalents

8,082

455,751

Accounts receivable

132,177

19,774

Prepaid expenses and other current assets

179,412

576,410

Total Current Assets

319,671

1,051,935

Property and Equipment (Note 3)

1,334,563

1,190,591

Total Assets

1,654,234

2,242,526

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Accounts payable and accrued liabilities (Note 4)

1,344,570

570,935

Short-term loans (Note 5)

468,033

102,166

Current portion of capital lease obligation (Note 3)

2,658

2,482

Total Current Liabilities

1,815,261

675,583

Capital Lease Obligation (Note 3)

586

2,459

Total Liabilities

1,815,847

678,042

Nature of Operations and Continuance of Business (Note 1)

Commitments (Note 11)

Stockholders' Equity

Common Stock, (Notes 7 and 8) 1,025,000,000 shares authorized, $0.001 par value 59,352,382 and 59,202,382 shares issued and outstanding, respectively

59,352

59,202

Additional Paid-in Capital

4,859,525

4,511,726

Other Comprehensive Income

149,354

44,595

Deficit Accumulated During the Development Stage

(5,229,844)

(3,051,039)

Total Stockholders' Equity

(161,613)

1,564,484

Total Liabilities and Stockholders' Equity

1,654,234

2,242,526

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

 Accumulated
From May 23,
2005 (Date of
Inception) to
September 30,

 For the
Three Months
Ended
September 30,

 For the
Three Months
Ended
September 30,

 For the
Nine Months
Ended
September 30,

 For the
Nine Months
Ended
September 30,

2008

2008

2007

2008

2007

$

$

$

$

$

Revenue

358,337

153,046

20,549

327,148

84,809

Direct Costs

(2,135,533)

(431,290)

(331,741)

(1,117,918)

(766,508)

Gross Profit (Loss)

(1,777,196)

(278,244)

(311,192)

(790,770)

(681,699)

Operating Expenses

Research and development

67,902

-

-

-

-

General and administrative

2,199,705

255,429

150,445

1,047,697

566,687

Stock-based compensation

482,927

105,983

164,978

317,949

164,978

Total Expenses

2,750,534

361,412

315,423

1,365,646

731,665

Loss from Operations

(4,527,730)

(639,656)

(626,615)

(2,156,416)

(1,413,364)

Other expenses

Interest expense

(53,611)

(8,847)

(1,148)

(22,388)

(14,467)

Net Loss for the Period

(4,531,341)

(648,503)

(627,763)

(2,178,804)

(1,427,831)

Net Loss Per Share - Basic and Diluted

(.01)

(.01)

(.02)

(.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted

59,352,000

53,582,000

59,352,000

52,882,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

 For the
Nine Months
Ended
September 30,

 For the
Nine Months
Ended
September 30,

2008

2007

$

$

Operating Activities

Net loss

(2,178,804)

(1,427,831)

Adjustment to reconcile net loss to cash

Depreciation

264,513

179,324

Stock-based compensation

317,949

164,978

Stock issued for services

149,280

-

Change in operating assets and liabilities

Accounts receivable

(112,483)

(27,806)

Prepaid expenses and other current assets

247,718

(44,901)

Increase in accounts payable and accrued liabilities

803,635

53,329

Net Cash Used in Operating Activities

(508,192)

(1,102,907)

Investing Activities

Purchase of property and equipment

(328,378)

(1,016,383)

Deposit on business acquisition

-

(99,920)

Net Cash to Investing Activities

(328,378)

(1,116,303)

Financing Activities

Repayment of capital lease obligations

(1,697)

(790)

Proceeds from issuance of common stock

-

2,075,000

Proceeds from issuance of short-term debt

365,867

105,920

Repayment of short-term debt

-

(125,251)

Net Cash Provided by Financing Activities

364,170

2,054,879

Effect of Exchange Rate Changes

24,731

51,433

Increase (Decrease) in Cash

(447,669)

(112,898)

Cash - Beginning of Period

455,751

121,654

Cash - End of Period

8,082

8,756

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

September 30, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has generated minimal revenues from operating its digital media network service in China. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing in excess of the private placement referred to in Note 7 to continue expanding its business operations and attain profitable operations. As at September 30, 2008, the Company had a working capital deficit of $1,495,590 and had accumulated losses of $5,229,844 since inception. Since inception, the Company has funded operations through the issuance of capital stock and related party loans. Management's plan is to continue raising additional funds through future equity financings until it achieves profitable operations from its digital media network service. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

i-Level Media Group Incorporated

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Unaudited)

2.     Summary of Significant Accounting Policies

a)     Interim Financial Statements

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

b)     Presentation and Consolidation

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

c)     Use of Estimates

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

d)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

i-Level Media Group Incorporated

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Unaudited)

2.     Summary of Significant Accounting Policies (cont.)

e)      Property and Equipment

Equipment is comprised of flat-panel video advertising display units and office equipment and is presented at cost less accumulated depreciation and impairment, if any. Depreciation is provided to write-off the cost of equipment over their estimated useful lives after taking into account their estimated residual value, using the straight-line method, over five years after 10% residual value.

f)      Comprehensive Loss

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company's only item that represents comprehensive income (loss) is the exchange rate effect of translating its PRC subsidiaries from Renminbi into US dollars.

g)      Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, short-term loans and capital lease obligations were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

h)      Revenue Recognition

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

i)      Foreign Currency Translation

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Unaudited)

2.      Summary of Significant Accounting Policies (cont.)

j)      Significant Risks and Uncertainties

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

k)      Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Unaudited)

2.      Summary of Significant Accounting Policies (cont.)

k)      Recently Issued Accounting Pronouncements (cont.)

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
2008
(Unaudited)

 December 31,
2007

$

$

Flat-panel video advertising display units

1,876,471

1,459,574

Office equipment

29,388

22,691

Leasehold improvements

61,129

59,779

Equipment under capital lease

10,074

9,430

Low-value consumption goods

20,575

16,944

1,997,637

1,568,418

Less: Accumulated depreciation

(625,583)

(361,071)

Exchange translation difference

(37,491)

(16,756)

Net Carrying Value

1,334,563

1,190,591

Obligation under Capital Lease

Future minimum lease payments for an obligation under a capital lease as at September 30, 2008 are as follows:

Twelve Months Ended:

$

September 30, 2009

2,595

September 30, 2010

809

3,404

Amount representing interest

160

3,244

Current portion

2,658

Long-term portion

586

i-Level Media Group Incorporated

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Unaudited)

4.     Accounts Payable and Accrued Liabilities

 September 30,
2008
(Unaudited)
$

 December 31,
2007

$

Accounts payable

442,748

88,020

Accrued expenses

778,724

444,402

Accrued interest

28,798

8,313

Accrued wages to former senior officers

56,800

15,200

Accrued directors remuneration

37,500

15,000

1,344,570

570,935

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

Loans of $347,332 were provided to the Company's subsidiary in the PRC by family members of senior officers and directors of the Company. These loans are unsecured, bear interest at 12% per annum and due on demand. A loan of $4,000 was provided to the Company's subsidiary in the PRC by a senior officer of the Company. This loan is unsecured, bears interest at 10% per annum and is due on demand.

6.      Related Party Transactions/Loans

The Company records transactions of commercial substance with related parties at fair value as determined with management.

Executive Services Agreements (the "ES Agreements") have been entered into with the former CEO of the Company and the former Secretary of the Company. Effective March 20, 2007, each were paid a total of $5,000 per month for their services, for a term of eighteen months. Included in accrued liabilities is $56,800 owing to the two senior officers for unpaid remuneration. These agreements terminated June 30, 2008 and the officers resigned.

See Note 5 for related party short-term debt and Note 3 for unpaid directors remuneration.

i-Level Media Group Incorporated

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Unaudited)

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

September 30, 2008

(Unaudited)

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
Shares

 Weighted Average Exercise Price
$

Weighted-Average Remaining Contractual Term in Years

 Aggregate Intrinsic
Value

Outstanding, December 31, 2007

3,890,000

0.32

3.48

-

Granted

-

-

-

-

Exercised

-

-

-

-

Expired

-

-

-

-

Outstanding, September 30, 2008

3,890,000

0.32

2.98

-

Exercisable, September 30, 2008

2,445,000

0.32

3.37

-

Pursuant to this Stock Option Plan, also on August 31, 2007 the Company granted a total of 2,000,000 stock options to two former senior officers and directors of the Company exercisable at $0.32 per share being the market price at the time the stock options were granted and expiring on August 31, 2013. 500,000 options vested upon grant and 500,000 vest every six months thereafter. A total of 1,500,000 stock options are currently exercisable.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.2593 per option granted for a total stock-based compensation of $518,600. A total of $216,083 was charged to operations during the year ended December 31, 2007; a further $194,475 was charged to operations during the nine months ended September 30, 2008; and a total of $108,042 will be charged to operations over the next three fiscal quarters ending February 28, 2009. The following weighted average assumptions were used:

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Unaudited)

9.      Stock Options (cont.)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of the above stock options was $0.1742 per option granted for a total stock-based compensation of $329,267. A total of $54,878 was charged to operations during the year ended December 31, 2007; a further $123,474 was charged to operations during the nine months ended September 30, 2008. A total of $192,073 will be charged to operations over the next five fiscal quarter ending August 31, 2009. The following weighted average assumptions were used:

Expected dividend yield

0%

Expected volatility

101%

Expected life (in years)

2.0

Risk-free interest rate

4.23%

 Number of
Options

 Weighted
Average
Grant-Date
Fair Value

Non-vested at December 31, 2007

3,390,000

$0.32

Vested

(1,945,000)

$0.32

Non-vested at September 30, 2008

1,445,000

$0.32

Stock option vesting periods:

February 28, 2009

972,500

August 31, 2009

472,500

1,445,000

10.   Warrants Outstanding

# of Warrants

Exercise Price

Expiry Date

1,250,000

$0.30

December 28, 2009

i-Level Media Group Incorporated

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2008

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

On May 21, 2008 the Company entered into two separate consulting agreements each having a three month term. The consulting fee is $25,000 per month under each agreement. The Company has the right to settle this obligation with shares at a deemed settlement price of $.05 per share. The total share commitment, should the Company choose to settle the $150,000 obligation on August 21, 2008 is a total of 3,000,000 common shares. A total of $150,000 is accrued at September 30, 2008.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2008 and 2007 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2008 and 2007.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

  increase revenues from sales of advertising on our existing taxi media network to achieve profitability as soon as possible.

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

Amount

General and administrative expenses:

$240,000

Professional fees and expenses, regulatory expenses:

$180,000

Taxi media lease:

$720,000

Personnel costs in China:

$360,000

Service and maintenance fees on network:

$400,000

Miscellaneous and unallocated:

$200,000

Total:

$2,100,000

We had cash and cash equivalents of $8,082 and a working capital deficit of $1,495,590 at September 30, 2008.  We will require additional funding for anticipated costs of developing our business during the next twelve months.  We anticipate that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects and other working capital requirements.

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

Results of Operations

 Accumulated
From May 23,
2003 (Date of
Inception) to
September 30,

 For the
Thee Months
Ended
September 30,

 For the
Three Months
Ended
September 30,

 For the
Nine Months
Ended
September 30,

 For the
Nine Months
Ended
September 30,

2008

2008

2007

2008

2007

$

$

$

$

$

Revenue

358,337

153,046

20,549

327,148

84,809

Direct Costs

(2,135,533)

(431,290)

(331,741)

(1,117,918)

(766,508)

Gross Profit (Loss)

(1,777,196)

(278,244)

(311,192)

(790,770)

(681,699)

Operating Expenses

Research and development

67,902

-

-

-

-

General and administrative

2,199,705

255,429

150,445

1,047,697

566,687

Stock-based compensation

482,927

105,983

164,978

317,949

164,978

Total Expenses

2,750,534

361,412

315,423

1,365,646

731,665

Loss from Operations

(4,527,730)

(639,656)

(626,615)

(2,156,416)

(1,413,364)

Other expenses

Interest expense

(53,611)

(8,847)

(1,148)

(22,388)

(14,467)

Net Loss for the Period

(4,531,341)

(648,503)

(627,763)

(2,178,804)

(1,427,831)

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We had revenues of $327,148 for the nine months ended September 30, 2008, as compared to $84,809 for the nine months ended September 30, 2007 from the sale of advertisements on our ADUs.  We had direct costs of $1,117,918 for the nine months ended September 30, 2008, compared to $766,508 for the nine months ended September 30, 2007.  As a result, our loss before operating expenses was $790,770 for the nine months ended September 30, 2008, compared to $681,699 for the nine months ended September 30, 2007.  Our direct costs are comprised of media concession fees and service and maintenance costs related to the operation of our media network.  The increase in these expenses is directly related to the increase in the number of ADUs we have in operation.

We had operating expenses of $1,365,646 for the nine months ended September 30, 2008, as compared to $731,665 for the nine months ended September 30, 2007.  Our operating expenses for the nine months ended September 30, 2008 consisted of general and administrative expenses of $1,047,697 and stock-based compensation of $317,949 paid to our officers.  Our operating expenses for the nine months ended September 30, 2007 consisted of general and administrative expenses of $566,687 and stock-based compensation of $164,978.  The increase in our general and administrative expenses and stock-based compensation was largely as a result of our increased operations between these two periods.

Our net loss for the nine months ended September 30, 2008 was $2,178,804, as compared to $1,427,831 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $8,082 and a working capital deficit of $1,495,590 at September 30, 2008, as compared to cash and cash equivalents of $8,756 and working capital deficit of $209,080 at September 30, 2007.

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

Cash Used in Operating Activities

Net cash used in operating activities was $508,192 for the nine months ended September 30, 2008, as compared with $1,102,907 for the nine months ended September 30, 2007.  The decrease in net cash used in operating activities during the nine months ended September 30, 2008 is due primarily to an increase in prepaid expenses and other current assets and an increase in accounts payable and accrued liabilities between these two periods.

We have applied cash generated from our financing activities to fund our operations.

Cash to Investing Activities

We spent $328,378 in investing activities during the nine months ended September 30, 2008, as compared to $1,116,303 for the nine months ended September 30, 2007 (due primarily to our purchase of ADUs).

Cash from Financing Activities

During the nine months ended September 30, 2008, we obtained net cash of $364,170 from financing activities ($365,867 from proceeds from issuance of short-term debt, offset by $1,697 for repayment of capital lease obligations), as compared to $2,054,879 for the nine months ended September 30, 2007 ($2,075,000 from proceeds of the issuance of common stock and $105,920 from proceeds from issuance of short-term debt, offset by $125,251 for repayment of short-term debt and $790 for repayment of capital lease obligations).

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

We had cash and cash equivalents of $8,082 and a working capital deficit of $1,495,590 at September 30, 2008.  We will require additional funding to pursue our plan of operations for the next twelve months.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.  We have not generated revenues since inception and currently have generated minimal revenues from operating our digital media network service in China.  The continuation of our company as a going concern is dependent upon our ability to obtain necessary equity financing to continue expanding our business operations and attain profitable operations.  As a September 30, 2008, we had a working capital deficit of $1,495,590 and had accumulated deficit of $5,229,844 since inception.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Exhibit No.

Description of Exhibit

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

Date:         November 19, 2008

By:            "Ian Sullivan"

                  Ian Sullivan

                  Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer and Principal Accounting Officer

Date:         November 19, 2008