Form 10-K
period 2008-12-31
I-LEVEL MEDIA GROUP INC
filed 2011-12-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commissions file number 000-52069

I-LEVEL MEDIA GROUP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	98-0466350
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020
(Address of Principal Executive Offices including Zip Code)

+86 10-65-911-544.
(Issuer's telephone number, including area code)

Suite 5B - 98 Liu He Road, Shanghai, PRC, 200001
 (Address of Former Principal Executive Offices including Zip Code)

+86 10-65-911-544
 (Issuer's former telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 Par Value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [X]    No   [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of December 19, 2011 was approximately $92,000.

The registrant had 13,918,825 shares of common stock outstanding as of December 19, 2011.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report.  Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;
  business plans; and
  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Some of the risks and assumptions include:

  our need for additional financing;
  our history of operating losses;
  the competitive environment in which we operate;
  changes in governmental regulation and administrative practices;
  conflicts of interest of our directors and officers;
  our ability to fully implement our business plan;
  our ability to effectively manage our growth; and
  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.  Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

I-Level Media Group Incorporated files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “i-Level” and the “Company” mean I-Level Media Group Incorporated; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

ii

__________

iii

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

Name, Incorporation and Principal Offices

Our principal offices are located at 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020, and our telephone number is +86 10-65-911-544.

Overview

The Company was incorporated in the State of Nevada on August 23, 2005 under the name Jackson Ventures, Inc. The Company's initial operations included the acquisition and exploration of mineral resources. Management changed its primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China. On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited (“i-Level Systems”), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. I‑Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. (“i-Level SoftComm”), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the “PRC”) on August 12, 2004. i-Level SoftComm was a development stage company devoting substantially all of its efforts to establishing a new business in the PRC, which involved selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-Level Systems was completed on March 20, 2007.  As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition was considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems constituted the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems were reported from March 20, 2007 to December 1, 2008.

On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to the Company’s former Chief Executive Officer for $1. From December 1, 2008 the Company deconsolidated its subsidiary and reported a loss on discontinued operations of $573,932 and upon wind-up recorded a gain of $596,799 and upon sale recorded a loss of $1,614,800. The comparative balance sheet included the accounts of i-Level Systems and i-Level SoftComm. The Statement of Stockholders’ Equity was retroactively restated to account for the deconsolidation of i-Level Systems and the reversal of reverse merger accounting. Since December 1, 2008 the Company has no operations.

In June, 2011 the Company’s Board of Directors approved a consolidation of its share capital. Each shareholder of record received 1 share for every 70 shares held. On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at December 31, 2008, the Company had a working capital deficit of $690,587 and had accumulated losses of $4,965,447 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

Employees

During 2008 we had 15 full-time employees. As of December 1, 2008, upon ceasing operations in China, the Company had two employees being the Company’s former senior officers who resigned on August 4, 2009. From August 4, 2009 to current the Company has one employee being the current Chief Executive Officer, Chief Financial Officer and sole director.

Subsidiaries

From March 20, 2007 to December 1, 2008 the Company had two subsidiaries: i-Level Media Systems Limited (“i-Level Systems”), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. i‑Level Systems owned 100% of i-Level SoftComm (Shanghai) Company Ltd. (“i-Level SoftComm”), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the “PRC”) on August 12, 2004. On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to the Company’s former Chief Executive Officer for $1.

Patents and Trademarks

We have no patents or patents pending.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed due to any of the following risks.  The risks described below may not be all of the risks facing our company.  Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations.  You could lose all or part of your investment due to any of these risks.

1.  Our auditors have issued a going concern opinion.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue operations for the next twelve months.

2.  Our plan of operation is limited to find a business opportunity. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation is to find a suitable business opportunity.  Accordingly, in the near-term, we will not generate any revenues as a result of your investment.

3.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

To achieve and maintain profitability and positive cash flow we are dependent upon:

                *              our ability to locate and acquire a business venture
                *              our ability to finance its development
                *              our ability to generate revenues and profits

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the search for business opportunities.  As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4.  Because we are small and do not have much capital, we may have to limit our activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our activity. As such we may not be able to complete a successful acquisition of a business opportunity. Without a business venture, we cannot generate revenues and you will lose your investment.

5.  Because Francis Chiew, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions.

Because Francis Chiew, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or eight hours per week, to searching for a business for the Company to acquire. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Chiew.

6.  If our sole officer and director resigns or dies without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

We have one officer who is our sole director. We are entirely dependent upon him to conduct our operations.  If he should resign or die there will be no one to carry on our operations.  Further, we do not have key person insurance. If that should occur, until another person is located to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

7.  Because there is a limited public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

There is currently a limited public trading market for our common stock on the PK Tier of the Pink OTC Markets.   As a result, your investment is somewhat illiquid and you may not be able to sell your stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently do not own or lease any property and do not have any subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.                (Removed and Reserved)

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board with retroactive effect to a one (1) new for seventy (70) old reverse stock-split effective June, 2011. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2008	$1.40	$0.21
September 30, 2008	$7.00	$1.40
June 30, 2008	$10.50	$6.30
March 31, 2008	$14.00	$7.00
December 31, 2007	$21.70	$9.80
September 30, 2007	$43.40	$15.40
June 30, 2007	$102.20	$35.050
March 31, 2007	$94.50	$74.20

Holders

As of December 19, 2011 we had approximately 1,750 shareholders of record.

Dividends

No dividends have been declared or paid on our common stock.  We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders (Stock Incentive Plan)	Nil	Nil	Nil
Equity compensation plans not approved by securityholders	Nil	Nil	Nil
Totals:	Nil	Nil	Nil

Recent Sales of Unregistered Securities

On January 4, 2008 we issued an aggregate of 2,143 post-consolidation common shares to one entity pursuant to settle $30,000 of debt owing pursuant to an Agreement for services rendered.  We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors.

No Repurchases

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6.                SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2008 and 2007 and (ii) the section entitled “Business”, included in Item 1 in this Form 10-K Annual Report.

The discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

Plan of Operations

On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to the Company’s former Chief Executive Officer for $1. From December 1, 2008 the Company deconsolidated its subsidiary and reported a loss on discontinued operations of $573,932 and upon wind-up recorded a gain of $596,799 and upon sale recorded a loss of $1,614,800. The comparative balance sheet included the accounts of i-Level Systems and i-Level SoftComm. The Statement of Stockholders’ Equity was retroactively restated to account for the deconsolidation of i-Level Systems and the reversal of reverse merger accounting. Since December 1, 2008 the Company has no operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we acquire a business. There is no assurance we will ever acquire a suitable business.  We do not have sufficient funds to maintain our operations for the next 12 months.

We do not intend to hire additional employees at this time. All of the search for any business opportunity will be conducted by our sole officer and director and consultants he may hire to seek a new business venture

Milestones

The following are our milestones:

                locate and acquire a business venture
                finance its development
                generate revenues and profits

Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Year ended December 31, 2008 and 2007

The following table sets forth certain financial information relating to the Company for the Year ended December 31, 2008 (“2008”) and December 31, 2007 (“2007”). The financial information presented has been rounded to the nearest thousand $ and is derived from the audited consolidated financial statements included under Item 8 in this Form 10-K.

	Accumulated From August 23, 2005 (Inception) to December 31, 2008	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007 (Note 1)
	$	$	$
Revenue	-	-	-
Operating Expenses
General and administrative	892,091	322,474	435,720
Loss from Operations Before Other Items	(892,091)	(322,474)	(435,720)
Gain from Wind-up of Subsidiaries	596,799	596,799	-
Loss on Sale of Subsidiaries	(1,614,800)	(1,614,800)	-
Loss Before Discontinued Operations	(1,910,092)	(1,340,475)	(435,720)
Discontinued Operations	(3,055,354)	(573,932)	(1,639,214)
Net Loss for the Period	(4,965,446)	(1,914,407)	(2,074,934)
Net Loss Per Share From Operations - Basic and Diluted		(1.58)	(0.56)
Net Loss Per Share From Discontinued Operations - Basic and Diluted		(0.68)	(2.14)
Net Loss Per Share		(2.26)	(2.70)
Weighted Average Number of Shares Outstanding - Basic and Diluted		848,000	767,000

The following discussion should be read in conjunction with the audited consolidated financial statements (including the notes thereto) included under Item 8 in this Form 10-K.

Revenue

The Company's initial operations included the acquisition and exploration of mineral resources. Management changed its primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China until this business ceased operations on December 1, 2008 and is considered a discontinued operation. As of December 1, 2008 the Company does not have any revenues or a business to generate revenues.

Operating Expenses

The Company's initial operations included the acquisition and exploration of mineral resources. Management changed its primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China until this business ceased operations on December 1, 2008 and is considered a discontinued operation. The Company’s ongoing expenses are solely related to being a public company, now a shell public company.

Expenses relating to ongoing operation are general and administrative which decreased by $114,000 to $322,000 (2007 - $436,000). This decrease was a result of higher professional fees incurred to acquire the digital media business.

Gain from Wind-up of Subsidiaries, Loss on Sale of Subsidiaries, Discontinued Operations

On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to the Company’s former Chief Executive Officer for $1. From December 1, 2008 the Company deconsolidated its subsidiary and reported a loss on discontinued operations of $573,932 and upon wind-up recorded a gain of $596,799 and upon sale recorded a loss of $1,614,800.

Net Loss

The net loss for 2008 included: net loss from ongoing operations of $322,000 (2007 - $436,000) which was made up of general and administrative costs; a gain on wind-up of subsidiary of $597,000 being the elimination of a net working capital deficit situation at the subsidiary level; a loss on sale of subsidiary of $1,615,000 being the net investment in the subsidiary less the proceeds on sale of $1; and the loss from discontinued operation of $573,932 (2007 - $1,639,000).

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of December 31, 2008, our total assets were $1,000 being cash in the bank and our total liabilities were $691,000 made up of accounts payable of $344,000 and related party debt of $347,000. Our net working capital deficiency was $690,000.

Cash to Operating Activities

During 2008 the Company had an increase in accounts payable of $321,000 which funded ongoing operations and generated positive $159,000 in operating activities.

Cash to Investing Activities

During 2008 the Company advanced $507,000 (2007 - $2,596,000) to its operating subsidiaries prior to them ceasing operations.

Cash from Financing Activities

During 2008 the Company received short-term loans of $347,000 from related parties as compared to $2,806,000 of net proceeds from issuing equity securities during 2007.

Off-Balance Sheet Arrangements

As of the date of this report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes of financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
i-level Media Group, Incorporated

We have audited the accompanying balance sheet of i-level Media Group, Incorporated as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from August 23, 2005 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-level Media Group, Incorporated as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from August 23, 2005 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, had negative cash flows from operations and has ceased operations and divested itself of its subsidiaries. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver, Martin & Samyn, LLC
Kansas City, MO

December 19, 2011

i-level Media Group Incorporated
(A Development Stage Company)
Balance Sheets

	December 31, 2008 $	December 31, 2007 (Note 1) $
Assets
Current Assets
Cash	691	455,751
Accounts receivable	-	19,774
Prepaid expenses and other current assets	-	576,410
Total Current Assets	691	1,051,935
Property and Equipment (Note 3)	-	1,190,591
Total Assets	691	2,242,526
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities (Note 4)	343,945	570,935
Related party loans payable (Note 5)	347,332	102,166
Current portion of capital lease obligation (Note 3)	-	2,482
Total Current Liabilities	691,277	675,583
Capital Lease Obligation (Note 3)	-	2,459
Total Liabilities	691,277	678,042
Nature and Continuance of Operations (Note 1)
Commitments (Note 10)
Subsequent Events (Note 12)
Stockholders' Equity (Deficit) Equity
Common Stock, (Notes 7,8 and 9) 14,642,857 shares authorized, $0.001 par value 847,891 and 845,748 shares issued and outstanding, respectively	848	846
Additional Paid-in Capital	4,274,012	4,244,014
Other Adjustment		370,663
Deficit Accumulated During the Development Stage	(4,965,446)	(3,051,039)
Total Stockholders' Equity (Deficit)	(690,586)	1,193,821
Total Liabilities and Stockholders' Equity	691	2,242,526

(See accompanying notes to these financial statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Operations

	Accumulated From August 23, 2005 (Inception) to December 31, 2008	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007 (Note 1)
	$	$	$
Revenue	-	-	-
Operating Expenses
General and administrative	892,091	322,474	435,720
Loss from Operations Before Other Items	(892,091)	(322,474)	(435,720)
Gain from Wind-up of Subsidiaries	596,799	596,799	-
Loss on Sale of Subsidiaries	(1,614,800)	(1,614,800)	-
Loss Before Discontinued Operations	(1,910,092)	(1,340,475)	(435,720)
Discontinued Operations	(3,055,354)	(573,932)	(1,639,214)
Net Loss for the Period	(4,965,446)	(1,914,407)	(2,074,934)
Net Loss Per Share From Operations - Basic and Diluted		(1.58)	(0.56)
Net Loss Per Share From Discontinued Operations - Basic and Diluted		(0.68	(2.14)
Net Loss Per Share		(2.26)	(2.70)
Weighted Average Number of Shares Outstanding - Basic and Diluted		848,000	767,000

(See accompanying notes to these financial statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Cash Flows

	Accumulated from August 23, 2005 (Inception) to December 31, 2008	For the Year Ended December 31,	For the Year Ended December 31,
		2008	2007
			(Note 1 )
	$	$	$
Operating Activities
Net loss	(4,965,446)	(1,914,407)	(2,074,934)
Adjustments to reconcile net loss to cash
Services paid with shares	215,229	149,280	23,220
Gain on wind-up of subsidiary	(596,799)	(596,799)	-
Loss on sale of subsidiary	1,614,800	1,614,800	-
Discontinued operations	2,574,017	573,932	1,639,214
Change in operating assets and liabilities
Accounts receivable	-	11,813	(11,813)
Increase in accounts payable and accrued liabilities	359,045	320,856	237,140
Net Cash Used in Operating Activities	(799,154)	159,475	(187,393)
Investing Activities
Advances to subsidiaries discontinued	(3,102,594)	(506,775)	(2,595,819)
Net Cash to Investing Activities	(3,102,594)	(506,775)	(2,498,562)
Financing Activities
Financing activities of discontinued operations	-	-	(24,946)
Proceeds from related party loans	347,332	347,332	-
Proceeds from issuance of common stock	3,625,000	-	2,875,000
Capital raising costs	(69,893)	-	(69,893)
Net Cash Provided by Financing Activities	3,902,439	347,332	2,780,161
Increase (Decrease) in Cash	691	32	(3,051)
Cash – Beginning of Period Prior to Deconsolidation	-	659	455,751
Adjustment for Cash Held at Subsidiary Level	-	-	(452,041)
Cash - Beginning of Period as Restated	-	659	3,710
Cash - End of Period	691	691	659
Supplemental Disclosures:
Interest paid	32,452	-	32,452
Income taxes paid	-	-	-
Non-cash Financing and Investing Activities:
Assumption of liabilities in reverse merger	(237,140)	-	(237,140)
Settlement of debt with shares	809,501	30,000	809,501
Financial services contract paid with shares	172,500	-	172,500
Capital assets acquired through capital leases	6,802	-	6,802

(See accompanying notes to these financial statements)

i-Level Media Group Incorporated
(A Development Stage Company)
Statement of Stockholders' Equity (Note 1)
From August 23, 2005 (Date of Inception) to December 31, 2008

				Accumulated
			Additional	During the
	Common		Paid-in	Development
	Stock	Amount	Capital	Stage	Total
	#	$	$	$	$

Issuance of Shares on August 23, 2005 (Inception)	-	-	-	-	-
Issued for cash	585,714	586	3,414	-	4,000
Issued for cash	243,071	243	82,757	-	83,000
Donated Services and Expenses	-	-	5,000	-	5,000
Net Loss for the Period from Operations	-	-	-	(22,979)	(22,979)
Net Loss for the Period from Discontinued Operations	-	-	-	(453,691)	(453,691)

Balance - December 31, 2005	828,785	829	91,171	(476,670)	(384,670)
Donated Services and Expenses	-	-	15,000	-	15,000
Net Loss for the Year From Operations	-	-	-	(110,918)	(110,918)
Net Loss for the Year From Discontinued Operations	-	-	-	(388,517)	(388,517)

Balance - December 31, 2006	828,785	829	106,171	(976,105)	(869,105)
Cancellation of founders shares	(585,714)	(586)	586	-	-
Shares issued to acquire subsidiaries	385,714	386	350,467	-	350,853
Shares issued to settle debt	71,429	71	499,929	-	500,000
Shares issued to settle debt	14,738	15	309,486	-	309,501
Shares issued in a unit private placement	37,143	37	1,299,963	-	1,300,000
Shares issued in a unit debt private placement	5,714	6	199,994	-	200,000
Shares issued in a private placement	7,653	8	374,992	-	375,000
Shares issued in a unit private placement	28,571	28	499,972	-	500,000
Shares issued as a finders fee	1,714	2	29,898	-	30,000
Capital raising costs	-	-	(30,000)		(30,000)
Shares issued pursuant to a financial services contract	14,286	14	172,486	-	172,500
Shares issued in a unit private placement	35,714	36	499,964	-	500,000
Capital raising costs	-	-	(69,894)		(69,894)
Net Loss for the Year From Operations	-	-	-	(435,720)	(435,720)
Net Loss for the Year From Discontinued Operations	-	-	-	(1,639,214)	(1,639,214)

Balance – December 31, 2007	845,747	846	4,244,014	(3,051,039)	1,193,921
Shares issued to settle debt	2,143	2	29,998	-	30,000
Net Loss for the Year From Operations	-	-	-	(1,340,475)	(1,340,475)
Net Loss for the Year From Discontinued Operations	-	-	-	(573,932)	(573,932)
Balance - December 31, 2008	847,891	848	4,274,012	(4,965,446)	(690,586)

(See accompanying notes to these financial statements)

1.	Nature of Operations, Continuance of Business and Presentation

The Company was incorporated in the State of Nevada on August 23, 2005 under the name Jackson Ventures, Inc. The Company's initial operations included the acquisition and exploration of mineral resources. Management changed its primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China. On January 29, 2007 the Company entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited (“i-Level Systems”), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. I‑Level Systems owns 100% of i-Level SoftComm (Shanghai) Company Ltd. (“i-Level SoftComm”), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the “PRC”) on August 12, 2004. i-Level SoftComm was a development stage company devoting substantially all of its efforts to establishing a new business in the PRC, which involved selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-Level Systems was completed on March 20, 2007. See Note 7 for full disclosure of this transaction and related financing transactions. As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition was considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems constituted the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems were reported from March 20, 2007 to December 1, 2008. On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to the Company’s former Chief Executive Officer for $1. From December 1, 2008 the Company deconsolidated its subsidiary and reported a loss on discontinued operations of $573,932 and upon wind-up recorded a gain of $596,799 and upon sale recorded a loss of $1,614,800. The comparative balance sheet included the accounts of i-Level Systems and i-Level SoftComm. The Statement of Stockholders’ Equity was retroactively restated to account for the deconsolidation of i-Level Systems and the reversal of reverse merger accounting. Since December 1, 2008 the Company has no operations.

In June, 2011 the Company’s Board of Directors approved a consolidation of its share capital. Each shareholder of record received 1 share for every 70 shares held. On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at December 31, 2008, the Company had a working capital deficit of $690,587 and had accumulated losses of $4,965,447 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

2.	Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c)	Property and Equipment

Equipment was comprised of flat-panel video advertising display units and office equipment and during 2007 was presented at cost less accumulated depreciation and impairment. Depreciation was provided to write-off the cost of equipment over their estimated useful lives after taking into account their estimated residual value, using the straight-line method, over five years after 10% residual value.

d)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable or exceeds fair value.

e)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share is equal to basic loss per share as the Company does not have any dilutive instruments. The only potentially dilutive common shares were warrants and stock options as described in Notes 10 and 11.

f)	Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, short-term loans and capital lease obligations were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

g)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar (“US dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into the US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year converted into US dollar at the applicable rates of exchange prevailing at the first day of the month transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The financial records of the Company's former PRC subsidiary were maintained in its local currency, the Renminbi (“RMB”), which was its functional currency. Assets and liabilities were translated at the exchange rates at the balance sheet date, equity accounts were translated at historical exchange rates and revenues, expenses, and gains and losses were translated using the average rate for the year. Translation adjustments were reported as cumulative translation adjustments and were shown as a separate component of other comprehensive income (loss) in the statement of stockholders' equity.

h)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options.

SFAS No. 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite vesting period.

3.	Property and Equipment

Property and equipment was comprised of the following:

	December 31, 2008	December 31, 2007 (Note 1)
	$	$
Flat-panel video advertising display units	-	1,459,574
Office equipment	-	22,691
Leasehold improvements	-	59,779
Equipment under capital lease	-	9,430
Low-value consumption goods	-	16,944
	-	1,568,418
Less: Accumulated depreciation	-	(361,071)
Exchange translation difference	-	(16,756)
		1,385,886
Net Carrying Value	-	1,190,591

Obligation under Capital Lease

Future minimum lease payments for an obligation under a capital lease as at December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007 (Note )
	$	$
2008	-	2,482
2009	-	2,482
2010	-	333
	-	5,297
Amount representing interest	-	356
	-	4,941
Current portion	-	2,482
	-	2,459

4.	Accounts Payable and Accrued Liabilities

	December 31, 2008 $	December 31, 2007 $
Accounts payable	112,028	88,020
Accrued expenses	194,000	444,403
Accrued interest	30,318	8,313
Accrued wages to senior officers	7,600	15,200
Accrued directors remuneration	-	15,000
	343,946	570,935

Subsequently, on April 21, 2010, the Company settled accrued expenses of $150,000 by issuing 42,857 post-consolidation shares.

5.	Related Party Loans Payable

In 2007, 750,000 CNY (approximately $100,000) was loaned to i-Level SoftComm (Shanghai) Company Ltd., a wholly foreign owned enterprise formed under the laws of the People's Republic of China, by a company controlled by a then director of the Company. This loan was secured by the assets of i-Level SoftComm. In December 2008 i-Level Softcomm ceased operations and was wound-up. As at December 31, 2008 this debt is not a debt of the Company.

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured, bear interest at 12% per annum and due on demand. Subsequently, on May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at December 31, 2008 there was accrued interest of $30,318 owing.

6.	Related Party Transactions

On March 20, 2007 Executive Services Agreements were entered into with two former senior officers of the Company. For a term of eighteen months each were paid a total of 10,000 CNY from i-Level Systems and $3,800 from the Company. These fees were paid up to and including November, 2008. In December 2008 i-Level Systems was sold to one of the former senior officers and the 10,000 CNY fee ceased at that time. The $3,800 for each of the former senior officers continued from December 2008 to July 2009 (the date the senior officers resigned their positions). As at December 31, 2008 a total of $7,600 (2007 - $56,800) was included in accrued liabilities.

See Note 5 for related party loans payable.

7.	Acquisition of i-Level Systems and Related Financing Transactions

On March 20, 2007, the Company acquired the business of i-level Systems. The total purchase price was the issuance of 27,000,000 pre-consolidation shares (385,714 post-consolidation shares). On closing, the Company completed a debt conversion private placement for 6,031,668 pre-consolidation shares (86,167 post-consolidation shares) to settle $309,501 of debt for i‑level Systems and $500,000 of debt for the Company. During January 1, 2007 through March 26, 2007 the Company received subscriptions for 2,600,000 pre-consolidation (37,143 post-consolidation shares) for cash proceeds of $1,300,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant which expired unexercised on December 20, 2007. The Company received a short-term loan of $200,000 on March 22, 2007 without interest or fixed terms of repayment. This loan was settled on April 18, 2007 by the Company issuing 400,000 private placement units (5,714 post-consolidation shares). Also, a total of 41,000,000 founders' common shares (585,714 post-consolidation shares) have been returned to treasury and cancelled pursuant to the SEA.

8.	Common Stock

In June, 2011 the Company’s Board of Directors approved a consolidation of its share capital. Each shareholder of record received 1 share for every 70 shares held. On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts.

a)	See Note 7 for common stock issued in connection with the acquisition of i-Level Systems and related financing transactions.

b)	During 2007, the Company raised $375,000 and issued 535,714 pre-consolidation shares (7,653 post-consolidation shares) at $0.70 per share pursuant to a private placement.

c)	During 2007, the Company raised $500,000 and issued 2,000,000 pre-consolidation shares (28,571 post-consolidation shares) at $0.25 per share pursuant to a private placement. The Company also issued 120,000 pre-consolidation shares (1,714 post-consolidation shares) as a finders’ fee. The fair value of these shares was $30,000 and charged against share capital.

d)	On November 20, 2007 the Company issued 1,000,000 pre-consolidation shares (14,286 post-consolidation shares) in connection with a financial services contract. The fair market value of these shares was $172,500. This amount was charged to operations over the life of the contract. A total of $23,220 was charged to operations during fiscal 2007 and $149,280 was charged to operations during fiscal 2008.

e)	On December 28, 2007 the Company raised $500,000 and issued 2,500,000 pre-consolidation units (35,714 post-consolidation units) at $0.20 per unit. Each unit contained one common share and one-half share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $0.30 per share expiring December 28, 2009. These warrants expired unexercised.

f)	On January 31, 2008 the Company paid $35,000 and issued 150,000 pre-consolidation shares (2,143 post-consolidation shares), valued at $30,000, to settle an accrued liability of $65,000.

9.	Stock Options and Warrants Outstanding

As at December 1, 2008 all stock options were cancelled upon the Company’s subsidiaries ceasing operations. A total of 17,857 warrants were outstanding as at December 31, 2008. These warrants were exercisable at $27.00 per share until December 29, 2009. These warrants expired unexercised.

10.	Commitments

On November 20, 2007, the Company entered into a Letter of Engagement dated for reference November 8, 2007, with Investor Relations International (“IRI”). Pursuant to the terms of the Letter of Engagement, the Company has agreed to retain IRI as an investor relations consultant to the Company that will provide various investor relations services to and for the Company, in consideration for: 1) a $18,000 monthly retainer; and 2) 2,000,000 pre-consolidation shares. The initial term of the Letter of Engagement was for a twelve-month period. The first tranche of 1,000,000 pre-consolidation shares (14,286 post-consolidation shares) was issued upon signing of the Letter of Engagement, and the second tranche of 1,000,000 pre-consolidation shares was due February 18, 2008. The first tranche of was issued on November 20, 2007 having a fair market value of $172,500. The Company gave notice of termination to cancel this Letter Agreement and did not issue the second tranche of shares. During the three months ended March 31, 2008 a total of $149,280 was charged to operations being the unexpired prepaid amount.

On May 21, 2008 the Company entered into two separate consulting agreements each having a three month term. The consulting fee is $25,000 per month under each agreement. The Company has the right to settle this obligation with shares at a deemed settlement price of $.05 per share. The total share commitment, should the Company choose to settle the $150,000 obligation on August 21, 2008 is a total of 3,000,000 common shares. As at December 31, 2008 a total of $150,000 was accrued. On May 22, 2010 a total of 3,000,000 pre-consolidation shares (42,857 post-consolidation shares) were issued to settle this debt.

11.	Income Taxes

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

United States Federal income tax losses incurred from August 23, 2005 (date of inception) to March 20, 2007 (date of change of control) of $344,110 are available to the Company over twenty years at a rate of $17,241 per annum pursuant to the change of control rules of Section 382 of the Internal Revenue Code. The loss for the period March 20, 2007 (date of change of control) to December 31, 2007 was $435,603 which loss will expire in 2027 and the loss for the year ended December 31, 2008 was $896,406 which loss will expire in 2028.

The components of the net deferred tax asset at December 31, 2008 and 2007 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below:

	December 31, 2008 $	December 31, 2007 $
Cumulative Combined Net Operating Losses
Cumulative Combined Net Operating Losses	1,676,000	780,000
Effective Tax Rate	34%	34%
Deferred Tax Asset	570,000	265,000
Valuation Allowance	(570,000)	(265,000)
Net Deferred Tax Asset	-	-

12.	Subsequent Events

a)	In August, 2009 the Company accepted the resignation of the former Chief Executive Officer and sole director and appointed a new Chief Executive Officer, Chief Financial Officer and sole director in his place. The Company also accepted the resignation of the Secretary of the Company.

b)	During April and May of 2010 the Company settled accrued expenses of $150,000 by issuing 42,857 post-consolidation shares and accrued wages to a former senior officer of $30,400 by issuing 17,371 post-consolidation shares.

c)	In June, 2011 the Company’s Board of Directors approved a consolidation of its share capital. Each shareholder of record received 1 share for every 70 shares held. On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts.

d)	In July, 2011 the Company settled $13,000 of debt owing to the Chief Executive Officer and issued 13,000,000 post-consolidation shares at $.001 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Francis Chiew our principal executive officer and our principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended December 31, 2008, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1.	The Company has limited segregation of duties which is not consistent with good internal control procedures.

2.	The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an effect on the Company’s financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Officers and Directors

The name, address, age and position of our officers and directors as at December 31, 2008 are set forth below:

Name	Age	Position Held
Aidan Sullivan(1)	33	Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director
Ian Sullivan(1)	38	Secretary, Chief Operating Officer and a director
Paul D. Brock(2)	47	Director
Johnny Lo(2)	52	Director

(1)	Effective on August 4, 2009, the Board of Directors of i-level Media Group Incorporated (the "Company") accepted the resignation of Aidan Sullivan as a director and officer of the Company and the termination of Ian Sullivan as an officer of the Company. Also effective August 4, 2009, the Board of Directors of the Company accepted the consent of Francis Chiew to serve as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director of the Company. As a result of the Board of Director's acceptance of the changes set forth above, the Company's sole director and officer is Francis Chiew.
(2)	Paul D Brock and Johnny Lo resigned as directors on April 1, 2009.

The following is a description of the business background of our directors and executive officers as at December 31, 2008:

Aidan Sullivan served as our Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and one of our directors from March 20, 2007 to August 4, 2009. Mr. Sullivan is the founder of i-level Media Group and has been working in media related projects in China for more than four years.  Prior to founding i-level Media Systems in 2004, Mr. Sullivan worked with Torrence Capital advising Chinese SMEs on business development and venture financing.  He also has experience conducting market intelligence evaluations for Canadian companies looking to invest in China.  Before leaving Canada, Mr. Sullivan worked as an Analyst with a venture capital firm, specializing in high technology project financing.  Mr. Sullivan holds a B.A. (Honors) degree in International Relations and Commerce from the University of British Columbia.

Ian Sullivan served as our Secretary, Chief Operating Officer and as one of our directors from March 20, 2007 to August 4, 2009. Mr. Sullivan joined i-level Media Group in 2006 and has executive responsibility for sales, distribution and partnerships.  Prior to joining i-level Systems Limited, he was a Senior Account Manager with CNC Global, a Canadian IT Services firm from 1999 to 2005, where he helped establish their practice in Montreal.  Mr. Sullivan has more than eight years of experience working in the high tech sector as a headhunter, staffing consultant and business developer for major Canadian IT staffing and consulting companies.  Mr. Sullivan holds a Master of Business Administration degree (with Distinction) from HEC Montréal.

Paul D. Brock . Paul D. Brock has served as a director of our company from March 8, 2007 to April 1, 2009. He is a member of our Audit, Compensation and Corporate Governance Committees. Mr. Brock is a partner in FBP Capital Corp. an investment banking firm and private equity group. Mr. Brock has also been the President of Bent International Inc., a private company engaged in International Business and Trade consulting, from 1999 to the present. Mr. Brock is the Chairman of VendTek Systems Inc., a publicly traded company which develops software for the electronic distribution of financial services, through its subsidiaries VendTek Industries (Canada), VendTek Technologies (China) and VendTek Asia Pacific (Singapore). Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. Mr. Brock is also a director of Power Air Corporation and Zoro Mining Corp., which are reporting companies under the Exchange Act.

Johnny Lo served as one of our directors from March 20, 2007 to April 1, 2009. Mr. Lo is an independent consultant and veteran of the advertising industry in China.  He has been specialized in out-of-home media channels for more than ten years. Prior to being a consultant, Mr. Lo served as the Managing Director of Portland Outdoor (China), a media planning and buying agency. He has consulted for other major media agencies and media owners including WPP and JC Decaux. Mr. Lo's other experience includes more than eight years with Leo Burnett Ltd., where he headed up the Media group and launched Starcom China, and seven years in marketing management at Hong Kong's Mass Transit Railway Corp.  Mr. Lo holds a B.Sc. in Mathematics and an MBA from the University of Hong Kong. Mr. Lo is a member of our Audit, Compensation and Corporate Governance Committees.

The name, address, age and position of our officers and sole director as at December 19, 2011 is set forth below:

Name	Age	Position Held
Francis Chiew	48	Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director Secretary, Chief Operating Officer and a director

Francis Chiew served as one of our directors since May 31, 2007 and on August 4, 2009 accepted the executive officers positions and sole director. From February 2006 to the present, Mr. Chiew has served as the Managing Director of Lightship Asia Pacific, LLC (USA) ("LAP") and as a director and the General Manager of two of LAP's joint ventures - China Lightship Leasing Co. (HK) Ltd. ("CLLC") and Beijing Lightship Advertising Co. Ltd ("BLAC"). LAP, CLLC and BLAC were formed to establish advertising opportunities using airships. From 2004 to January 2006, Mr. Chiew served as a director of FBV Corporation Pte Ltd., a private company with varying business interests, including electronic product delivery and payment solutions. From 2002 to May 2004, Mr. Chiew served as the Director of Business Development - Asia for EPOSS Limited (formerly ROK Group). EPOSS Limited, which subsequently became a subsidiary of Western Union, First Data Corporation, U.S.A., was primarily involved with the development of prepayment solutions and systems within the banking and telecommunications industries. Mr. Chiew is a member of our Audit, Compensation and Corporate Governance Committees.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

We have a separately designated audit committee comprised of our sole director.  The audit committee was established in the last thirty days and has not met.  A copy of the audit committee charter is filed with this report.  Audit committee functions are performed by our board of directors, none of whom are deemed independent. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Francis Chiew, our sole officer and director, does not have the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of our Code of Ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. A copy of the disclosure committee charter is filed as an exhibit to this report. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Family Relationships

Aidan Sullivan, our Executive Chairman, President, Chief Executive Officer, Principal Executive Officer and a director, and Ian Sullivan, our Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer, Principal Accounting Officer and a director, are brothers. In addition, John P. and Margaret I. Sullivan are the parents of Aidan Sullivan and Ian Sullivan and own approximately 12% of our outstanding shares.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended or vacated.

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

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Aidan Sullivan(1) President, Chief Executive Officer and Chief Fiancial Officer	2008	83,625	Nil	Nil	Nil	Nil	Nil	Nil	83,625
	2007	62,719	Nil	Nil	108,041	Nil	Nil	796	171,556
Ian Sullivan(2) Secretary and Chief Operating Officer	2008	83,625	Nil	Nil	Nil	Nil	Nil	Nil	83,625
	2007	62,719	Nil	Nil	108,041	Nil	Nil	796	171,556
Don Chen(3) Chief Financial Officer and Treasurer	2008	31,954	Nil	Nil	Nil	Nil	Nil	Nil	31,954
	2007	26,628	Nil	Nil	14,518	Nil	Nil	Nil	41,146
(1)	Aidan Sullivan resigned as our Chief Executive Officer and Chief Financial Officer on August 4, 2009 and Francis Chiew was appointed our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer in his place.
(2)	Ian Sullivan resigned as our Secretary and Chief Operating Officer on August 4, 2009
(3)	Don Chen resigned as our Chief Financial Officer on June 4, 2008 and Aidan Sullivan was appointed in his place.

Outstanding Equity Awards

The following table sets forth information relating to options held by our executive officers as at December 31, 2008:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price	Expiration Date
Aidan Sullivan	Nil	Nil	Nil	Nil	N/A
Ian Sullivan	Nil	Nil	Nil	Nil	N/A

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

Outstanding Equity Awards

As at December 31, 2008, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended December 31, 2008.  Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below:

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Aidan Sullivan	nil	nil	nil	nil	nil	nil	nil
Ian Sullivan	nil	nil	nil	nil	nil	nil	nil
Johnny Lo	nil	nil	nil	nil	nil	nil	nil
Paul D Brock	nil	nil	nil	nil	nil	nil	nil

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 19, 2011 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of class (3)
Executive Officers and Directors
Aidan Sullivan	192,857	1.39%
Ian Sullivan	66,607	0.48%
Paul D Brock	Nil	Nil
Johnny Lo	Nil	Nil
All executive officers and directors as a group (4 persons)	259,464	1.87%
Major Shareholders
None	Nil	Nil

(1)   The address of the executive officers and directors was c/o the Company, 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020

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

(3)   Based on 13,918,825 shares of our common stock issued and outstanding as of December 19, 2011.

(4)   John P. and Margaret Sullivan are the parents of Aidan and Ian Sullivan.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles or incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized For Issuance under Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver, Martin & Samyn, LLC served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2008 and 2007. Aggregate fees for professional services rendered to us by our current and predecessor auditors are set forth below:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$14,250	$26,521
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,250	$26,521

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees include fees billed by our independent principal auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent principal auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent principal accountants provided to us in the past two fiscal years.

ITEM 15.              EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-LEVEL MEDIA GROUP INCORPORATED

By:	/s/ Francis Chiew Francis Chiew Chief Executive Officer, Chief Financial Officer, and sole director Date: December 19, 2011