Form 10-Q
period 2009-03-31
I-LEVEL MEDIA GROUP INC
filed 2011-12-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended March 31, 2009

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2008, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated
(A Development Stage Company)
Balance Sheets as at March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009 $	December 31, 2008 $
Assets
Current Assets
Cash	15	691
Total Assets	15	691
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 3)	379,727	343,945
Related party loans payable (Note 4)	347,332	347,332
Total Current Liabilities	727,059	691,277
Nature and Continuance of Operations (Note 1)
Commitments (Note 8)
Stockholders' Equity (Deficit) Equity
Common Stock, (Notes 6, 7 and 8) 14,642,857 shares authorized, $0.001 par value 847,891 shares issued and outstanding	848	848
Additional Paid-in Capital	4,274,012	4,274,012
Deficit Accumulated During the Development Stage	(5,001,906)	(4,965,446)
Total Stockholders' Equity (Deficit)	(727,044)	(690,586)
Total Liabilities and Stockholders' Equity	15	691

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From August 23, 2005 (Inception) to March 31, 2009 $	For the Three Months Ended March 31, 2009 $	For the Three Months Ended March 31, 2008 $ (Note 1)
Revenue	-	-	-
Operating Expenses
General and administrative	928,550	36,459	198,855
Loss from Operations Before Other Items	(928,550)	(36,459)	(198,855)
Gain from Wind-up of Subsidiaries	596,799	-	-
Loss on Sale of Subsidiaries	(1,614,800)	-	-
Loss Before Discontinued Operations	(1,946,551)	(36,459)	(198,855)
Discontinued Operations	(3,055,354)	-	(663,867)
Net Loss for the Period	(5,001,906)	(36,459)	(862,722)
Net Loss Per Share From Operations - Basic and Diluted		(.04)	(.23)
Net Loss Per Share From Discontinued Operations - Basic and Diluted		-	(.79)
Net Loss Per Share		(.04)	(1.02)
Weighted Average Number of Shares Outstanding - Basic and Diluted		848,000	847,000

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2009 $	For the Three Months Ended March 31, 2008 $ (Note 1)
Operating Activities
Net loss	(36,459)	(862,722)
Adjustments to reconcile net loss to cash
Services paid with shares	-	149,280
Discontinued operations	-	663,867
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	35,783	14,250
Net Cash Used in Operating Activities	(676)	(35,325)
Investing Activities
Advances to subsidiaries discontinued	-	(69,051)
Net Cash to Investing Activities	-	(69,051)
Financing Activities
Proceeds from related party loans	-	101,056
Net Cash Provided by Financing Activities	-	101,056
Decrease in Cash	(676)	(3,320)
Cash – Beginning of Period Prior to Deconsolidation		455,751
Adjustment for Cash Held at Subsidiary Level		(452,041)
Cash - Beginning of Period as Restated	691	3,710
Cash - End of Period	15	390
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Financing and Investing Activities:
Settlement of debt with shares	-	30,000

i-level Media Group Incorporated
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	Nature of Operations, Continuance of Business and Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's Form 10-K filed with the SEC on December 19, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at March 31, 2009, the Company had a working capital deficit of $727,060 and had accumulated losses of $5,001,906 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

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

c)	Basic and Diluted Net Earnings (Loss) Per Share

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

d)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued liabilities, short-term loans and capital lease obligations were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

3.	Accounts Payable and Accrued Liabilities

	March 31, 2009 $ (Unaudited)	December 31, 2008 $
Accounts payable	114,733	112,028
Accrued expenses	194,000	194,000
Accrued interest	40,595	30,318
Accrued wages to former senior officers	30,400	7,600
	379,728	343,946

4.	Related Party Loans Payable

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

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. Subsequently, on May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at March 31, 2009 there was accrued interest of $40,595 owing.

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

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. Subsequently, on May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at March 31, 2009 there was accrued interest of $40,595 owing.

6.	Common Stock

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

7.	Stock Options and Warrants Outstanding

As at December 1, 2008 all stock options were cancelled upon the Company’s subsidiaries ceasing operations. A total of 17,857 warrants were outstanding as at March 31, 2009. These warrants were exercisable at $27.00 per share until December 29, 2009. These warrants expired unexercised.

8.	Commitments

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

On May 21, 2008 the Company entered into two separate consulting agreements each having a three month term. The consulting fee was $25,000 per month under each agreement. The Company had the right to settle this obligation with shares at a deemed settlement price of $.05 per share. The total share commitment is a total of 3,000,000 common shares. As at March 31, 2009 a total of $150,000 was accrued. On May 22, 2010 a total of 3,000,000 pre-consolidation shares (42,857 post-consolidation shares) were issued to settle this debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Three Months ended March 31, 2009 and 2008

The following table sets forth certain financial information relating to the Company for the three months ended March 31, 2009 (“2009”) and March 31, 2008 (“2008”). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited financial statements included under Item 1 in this Form 10-Q.

	For the Three Months Ended March 31, 2009 $	For the Three Months Ended March 31, 2008 $
Revenue	-	-
Operating Expenses
General and administrative	36,000	199,000
Loss Before Discontinued Operations	(36,000)	(199,000)
Discontinued Operations	-	(664,000)
Net Loss for the Period	(36,000)	(863,000)
Net Loss Per Share From Operations - Basic and Diluted	(.04)	(.23)
Net Loss Per Share From Discontinued Operations - Basic and Diluted	-	(.79)
Net Loss Per Share	(.04)	(1.02)
Weighted Average Number of Shares Outstanding - Basic and Diluted	848,000	847,000

The following discussion should be read in conjunction with the unaudited financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

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

During 2009 expenses relating to ongoing operations are general and administrative which decreased by $163,000 to $36,000 (2008 - $199,000). This decrease was a result of having no operations except for being a public company.

Discontinued Operations

During 2009 the Company had no operations. On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to the Company’s former Chief Executive Officer for $1. During 2008 the Company deconsolidated its subsidiary and reported a loss on discontinued operations of $664,000.

Net Loss

The net loss for 2009 included net loss from ongoing operations of $36,000 (2008 - $199,000) which was made up of general and administrative costs. During 2008 the Company recorded a loss from discontinued operation of $644,000.

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of March 31, 2009 our total assets were $nil and our total liabilities were $727,000 made up of accounts payable of $380,000 and related party debt of $347,000. Our net working capital deficiency was $727,000.

Cash to Operating Activities

During 2009 the Company had an increase in accounts payable of $1,000 (2008 - $35,000) as the entire net loss was funded by its creditors.

During 2008 the Company had non-cash items included in net loss as follows: Services paid with shares of $149,000 and discontinued operations of $664,000 for total cash used in operating activities of $35,000.

Cash to Investing Activities

The Company had no investing activities during 2009. During 2008 the Company advanced $69,000 to an operating subsidiary prior to it ceasing operations on December 1, 2008.

Cash from Financing Activities

The Company had no financing activities during 2009. During 2008 the Company received short-term loans of $101,000 from related parties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

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

I-LEVEL MEDIA GROUP INCORPORATED

By:	"Francis Chiew" Francis Chiew President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director
Date:	December 19, 2011