Form 10-Q
period 2009-06-30
I-LEVEL MEDIA GROUP INC
filed 2011-12-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended June 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated
(A Development Stage Company)
Balance Sheets as at June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009 $	December 31, 2008 $
Assets
Current Assets
Cash	-	691
Total Assets	-	691
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 3)	424,270	343,945
Related party loans payable (Note 4)	347,332	347,332
Total Current Liabilities	771,602	691,277
Nature and Continuance of Operations (Note 1)
Commitments (Note 7)
Stockholders' Equity (Deficit) Equity
Common Stock, (Notes 5, 6 and 7) 14,642,857 shares authorized, $0.001 par value 847,891 shares issued and outstanding	848	848
Additional Paid-in Capital	4,274,012	4,274,012
Deficit Accumulated During the Development Stage	(5,046,463)	(4,965,446)
Total Stockholders' Equity (Deficit)	(771,602)	(690,586)
Total Liabilities and Stockholders' Equity	-	691

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From August 23, 2005 (Inception) to June 30, 2009 $	For the Three Months Ended June 30, 2009 $	For the Three Months Ended June 30, 2008 $ (Note 1)	For the Six Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2008 $ (Note 1)
Revenue	-	-	-	-	-
Operating Expenses
General and administrative	973,107	44,557	92,386	81,016	291,241
Loss from Operations Before Other Items	(973,107)	(44,557)	(92,386)	(81,016)	(291,241)
Gain from Wind-up of Subsidiaries	596,799	-	-	-	-
Loss on Sale of Subsidiaries	(1,614,800)	-	-	-	-
Loss Before Discontinued Operations	(1,991,108)	(44,557)	(92,386)	(81,016)	(291,241)
Discontinued Operations	(3,055,354)	-	(575,193)	-	(1,239,060)
Net Loss for the Period	(5,046,462)	(44,557)	(667,579)	(81,016)	(1,530,301)
Net Loss Per Share From Operations - Basic and Diluted		(.05)	(.11)	(.10)	(.34)
Net Loss Per Share From Discontinued Operations - Basic and Diluted		-	(.68)	-	(1.46)
Net Loss Per Share		(.05)	(.79)	(.10)	(1.80)
Weighted Average Number of Shares Outstanding - Basic and Diluted		848,000	848,000	848,000	847,000

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2008 $ (Note 1)
Operating Activities
Net loss	(81,016)	(1,530,301)
Adjustments to reconcile net loss to cash
Services paid with shares	-	149,280
Discontinued operations	-	1,239,060
Change in operating assets and liabilities
Accounts receivable	-	5,094
Increase in accounts payable and accrued liabilities	80,325	51,066
Net Cash Used in Operating Activities	(691)	(85,801)
Investing Activities
Advances to subsidiaries discontinued	-	(264,539)
Net Cash to Investing Activities	-	(264,539)
Financing Activities
Proceeds from related party loans	-	347,332
Net Cash Provided by Financing Activities	-	347,332
Decrease in Cash	(691)	(3,008)
Cash – Beginning of Period Prior to Deconsolidation		455,751
Adjustment for Cash Held at Subsidiary Level		(452,041)
Cash - Beginning of Period as Restated	691	3,710
Cash - End of Period	-	702
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Financing and Investing Activities:
Settlement of debt with shares	-	30,000

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at June 30, 2009, the Company had a working capital deficit of $771,602 and had accumulated losses of $5,046,463 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

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

3.	Accounts Payable and Accrued Liabilities

	June 30, 2009 $ (Unaudited)	December 31, 2008 $
Accounts payable	126,083	112,028
Accrued expenses	194,000	194,000
Accrued interest	50,987	30,318
Accrued wages to former senior officers	53,200	7,600
	424,270	343,946

4.	Related Party Loans Payable

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

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. Subsequently, on May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at June 30, 2009 there was accrued interest of $50,987 owing.

5.	Common Stock

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

6.	Stock Options and Warrants Outstanding

As at December 1, 2008 all stock options were cancelled upon the Company’s subsidiaries ceasing operations. A total of 17,857 warrants were outstanding as at June 30, 2009. These warrants were exercisable at $27.00 per share until December 29, 2009. These warrants expired unexercised.

7.	Commitments

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

On May 21, 2008 the Company entered into two separate consulting agreements each having a three month term. The consulting fee was $25,000 per month under each agreement. The Company had the right to settle this obligation with shares at a deemed settlement price of $.05 per share. The total share commitment is a total of 3,000,000 common shares. As at June 30, 2009 a total of $150,000 was accrued. On May 22, 2010 a total of 3,000,000 pre-consolidation shares (42,857 post-consolidation shares) were issued to settle this debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and six months ended June 30, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and six months ended June 30, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Three Months and Six Months ended June 30, 2009 and 2008

The following table sets forth certain financial information relating to the Company for the three months and six months ended June 30, 2009 (“2009”) and June 30, 2008 (“2008”). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited financial statements included under Item 1 in this Form 10-Q.

	For the Three Months Ended June 30, 2009 $	For the Three Months Ended June 30, 2008 $	For the Six Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2008 $
Revenue	-	-	-	-
Operating Expenses
General and administrative	45,000	92,000	81,000	291,000
Loss Before Discontinued Operations	(45,000)	(92,000)	(81,000)	(291,000)
Discontinued Operations	-	(576,000)	-	(1,239,000)
Net Loss for the Period	(45,000)	(667,000)	(81,000)	(1,530,000)
Net Loss Per Share From Operations - Basic and Diluted	(.05)	(.11)	(.10)	(.34)
Net Loss Per Share From Discontinued Operations - Basic and Diluted	-	(.68)	-	(1.46)
Net Loss Per Share	(.05)	(.79)	(.10)	(1.80)
Weighted Average Number of Shares Outstanding - Basic and Diluted	848,000	848,000	848,000	847,000

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

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of June 30, 2009 our total assets were $nil and our total liabilities were $727,000 made up of accounts payable of $380,000 and related party debt of $347,000. Our net working capital deficiency was $727,000.

Cash to Operating Activities

During 2009 the Company had an increase in accounts payable of $1,000 (2008 - $35,000) as the entire net loss was funded by its creditors.

During 2008 the Company had non-cash items included in net loss as follows: Services paid with shares of $149,000 and discontinued operations of $1,239,000 for total cash used in operating activities of $85,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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