Form 10-K
period 2009-12-31
I-LEVEL MEDIA GROUP INC
filed 2011-12-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at December 31, 2008, the Company had a working capital deficit of $832,800 and had accumulated losses of $5,107,661       since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

Employees

As of December 1, 2008, upon ceasing operations in China, the Company had two employees being the Company’s former senior officers who resigned on August 4, 2009. From August 4, 2009 to current the Company has one employee being the current Chief Executive Officer, Chief Financial Officer and sole director.

Subsidiaries

We have no subsidiaries.

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

Quarter Ended	High Bid	Low Bid
December 31, 2009	$1.40	$0.49
September 30, 2009	$2.10	$0.35
June 30, 2009	$0.42	$0.29
March 31, 2009	$1.05	$0.28
December 31, 2008	$1.40	$0.21
September 30, 2008	$7.00	$1.40
June 30, 2008	$10.50	$6.30
March 31, 2008	$14.00	$7.00

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2009:

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

Recent Sales of Unregistered Securities

None.

No Repurchases

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6.                SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2009 and 2008 and (ii) the section entitled “Business”, included in Item 1 in this Form 10-K Annual Report.

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

Year ended December 31, 2009 and 2008

The following table sets forth certain financial information relating to the Company for the Year ended December 31, 2009 (“2009”) and December 31, 2008 (“2008”). The financial information presented has been rounded to the nearest thousand $ and is derived from the audited consolidated financial statements included under Item 8 in this Form 10-K.

	Accumulated From August 23, 2005 (Inception) to December 31, 2009 $	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $
Revenue	-	-	-
Operating Expenses
General and administrative	1,034,306	142,214	322,474
Loss from Operations Before Other Items	(1,034,306)	(142,214)	(322,474)
Gain from Wind-up of Subsidiaries	596,799	-	596,799
Loss on Sale of Subsidiaries	(1,614,800)	-	(1,614,800)
Loss Before Discontinued Operations	(2,052,307)	(142,214)	(1,340,475)
Discontinued Operations	(3,055,354)	-	(573,932)
Net Loss for the Period	(5,107,661)	(142,214)	(1,914,407)
Net Loss Per Share From Operations - Basic and Diluted		(.17)	(1.58)
Net Loss Per Share From Discontinued Operations - Basic and Diluted		-	(0.68)
Net Loss Per Share		(.17)	(2.26)
Weighted Average Number of Shares Outstanding - Basic and Diluted		848,000	848,000

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

During 2009 expenses relating to ongoing operations are general and administrative which decreased by $180,000 to $142,000 (2008 - $322,000). This decrease was a result of having no operations except for being a public company.

Gain from Wind-up of Subsidiaries, Loss on Sale of Subsidiaries, Discontinued Operations

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

Net Loss

The net loss for 2009 included net loss from ongoing operations of $180,000 (2008 - $322,000) which was made up of general and administrative costs. During 2008 the Company recorded a gain on wind-up of subsidiary of $597,000 being the elimination of a net working capital deficit situation at the subsidiary level; a loss on sale of subsidiary of $1,615,000 being the net investment in the subsidiary less the proceeds on sale of $1; and the loss from discontinued operation of $573,932.

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of December 31, 2009, our total assets were $nil and our total liabilities were $833,000 made up of accounts payable of $485,000 and related party debt of $347,000. Our net working capital deficiency was $833,000.

Cash to Operating Activities

During 2009 the Company had an increase in accounts payable of $141,000 as the entire net loss was funded by its creditors.

Cash to Investing Activities

The Company had no investing activities during 2009. During 2008 the Company advanced $507,000 to an operating subsidiary prior to it ceasing operations on December 1, 2008.

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

We have audited the accompanying balance sheet of i-level Media Group, Incorporated as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from August 23, 2005 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-level Media Group, Incorporated as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from August 23, 2005 (Date of Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

Weaver, Martin & Samyn, LLC
Kansas City, MO

December 19, 2011

i-level Media Group Incorporated
(A Development Stage Company)
Balance Sheets

	December 31, 2009 $	December 31, 2008 $
Assets
Current Assets
Cash	-	691
Total Assets	-	691
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities (Note 4)	485,468	343,945
Related party loans payable (Note 5)	347,332	347,332
Total Current Liabilities	832,800	691,277
Nature and Continuance of Operations (Note 1)
Commitments (Note 9)
Subsequent Events (Note 11)
Stockholders' Equity (Deficit) Equity
Common Stock, (Notes 7 and 8) 14,642,857 shares authorized, $0.001 par value 847,891 issued and outstanding	848	848
Additional Paid-in Capital	4,274,012	4,274,012
Deficit Accumulated During the Development Stage	(5,107,661)	(4,965,446)
Total Stockholders' Equity (Deficit)	(832,800)	(690,586)
Total Liabilities and Stockholders' Equity	-	691

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Operations

	Accumulated From August 23, 2005 (Inception) to December 31, 2009 $	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $
Revenue	-	-	-
Operating Expenses
General and administrative	1,034,306	142,214	322,474
Loss from Operations Before Other Items	(1,034,306)	(142,214)	(322,474)
Gain from Wind-up of Subsidiaries	596,799	-	596,799
Loss on Sale of Subsidiaries	(1,614,800)	-	(1,614,800)
Loss Before Discontinued Operations	(2,052,307)	(142,214)	(1,340,475)
Discontinued Operations	(3,055,354)	-	(573,932)
Net Loss for the Period	(5,107,661)	(142,214)	(1,914,407)
Net Loss Per Share From Operations - Basic and Diluted		(.17)	(1.58)
Net Loss Per Share From Discontinued Operations - Basic and Diluted		-	(0.68)
Net Loss Per Share		(.17)	(2.26)
Weighted Average Number of Shares Outstanding - Basic and Diluted		848,000	848,000

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Cash Flows

	Accumulated from August 23, 2005 (Inception) to December 31, 2009 $	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $
Operating Activities
Net loss	(5,107,660)	(142,214)	(1,914,407)
Adjustments to reconcile net loss to cash
Services paid with shares	215,229	-	149,280
Gain on wind-up of subsidiary	(596,799)	-	(596,799)
Loss on sale of subsidiary	1,614,800	-	1,614,800
Discontinued operations	2,574,017	-	573,932
Change in operating assets and liabilities
Accounts receivable	-	-	11,813
Increase in accounts payable and accrued liabilities	500,568	141,523	320,856
Net Cash Used in Operating Activities	(799,845)	(691)	159,475
Investing Activities
Advances to subsidiaries discontinued	(3,102,594)	-	(506,775)
Net Cash to Investing Activities	(3,102,594)	-	(506,775)
Financing Activities
Financing activities of discontinued operations	-	-	-
Proceeds from related party loans	347,332	-	347,332
Proceeds from issuance of common stock	3,625,000	-	-
Capital raising costs	(69,893)	-	-
Net Cash Provided by Financing Activities	3,902,439	-	347,332
Increase (Decrease) in Cash	-	(691)	32
Cash - Beginning of Period	-	691	659
Cash - End of Period	691	-	691
Supplemental Disclosures:
Interest paid	32,452	-	-
Income taxes paid	-	-	-
Non-cash Financing and Investing Activities:
Assumption of liabilities in reverse merger	(237,140)	-	-
Settlement of debt with shares	839,501	-	30,000
Financial services contract paid with shares	172,500	-	-
Capital assets acquired through capital leases	6,802	-	-

i-Level Media Group Incorporated
(A Development Stage Company)
Statement of Stockholders' Equity
From August 23, 2005 (Date of Inception) to December 31, 2009

				Accumulated
			Additional	During the
	Common		Paid-in	Development
	Stock	Amount	Capital	Stage	Total
	#	$	$	$	$

Issuance of Shares on August 23, 2005 (Inception)	-	-	-	-	-
Issued for cash	585,714	586	3,414	-	4,000
Issued for cash	243,071	243	82,757	-	83,000
Donated Services and Expenses	-	-	5,000	-	5,000
Net Loss for the Period from Operations	-	-	-	(22,979)	(22,979)
Net Loss for the Period from Discontinued Operations	-	-	-	(453,691)	(453,691)

Balance - December 31, 2005	828,785	829	91,171	(476,670)	(384,670)
Donated Services and Expenses	-	-	15,000	-	15,000
Net Loss for the Year From Operations	-	-	-	(110,918)	(110,918)
Net Loss for the Year From Discontinued Operations	-	-	-	(388,517)	(388,517)

Balance - December 31, 2006	828,785	829	106,171	(976,105)	(869,105)
Cancellation of founders shares	(585,714)	(586)	586	-	-
Shares issued to acquire subsidiaries	385,714	386	350,467	-	350,853
Shares issued to settle debt	71,429	71	499,929	-	500,000
Shares issued to settle debt	14,738	15	309,486	-	309,501
Shares issued in a unit private placement	37,143	37	1,299,963	-	1,300,000
Shares issued in a unit debt private placement	5,714	6	199,994	-	200,000
Shares issued in a private placement	7,653	8	374,992	-	375,000
Shares issued in a unit private placement	28,571	28	499,972	-	500,000
Shares issued as a finders fee	1,714	2	29,898	-	30,000
Capital raising costs	-	-	(30,000)		(30,000)
Shares issued pursuant to a financial services contract	14,286	14	172,486	-	172,500
Shares issued in a unit private placement	35,714	36	499,964	-	500,000
Capital raising costs	-	-	(69,894)		(69,894)
Net Loss for the Year From Operations	-	-	-	(435,720)	(435,720)
Net Loss for the Year From Discontinued Operations	-	-	-	(1,639,214)	(1,639,214)

Balance – December 31, 2007	845,747	846	4,244,014	(3,051,039)	1,193,921
Shares issued to settle debt	2,143	2	29,998	-	30,000
Net Loss for the Year From Operations	-	-	-	(1,340,475)	(1,340,475)
Net Loss for the Year From Discontinued Operations	-	-	-	(573,932)	(573,932)

Balance - December 31, 2008	847,891	848	4,274,012	(4,965,446)	(690,586)
Net Loss for the Year From Operations	-	-	-	(142,214)	(142,214)

Balance - December 31, 2009	847,891	848	4,274,012	(5,107,660)	(832,800)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at December 31, 2008, the Company had a working capital deficit of $832,800 and had accumulated losses of $5,107,661 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

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

4.	Accounts Payable and Accrued Liabilities

	December 31, 2009 $	December 31, 2008 $
Accounts payable	138,670	112,028
Accrued expenses	194,000	194,000
Accrued interest	71,998	30,318
Accrued wages to former senior officers	60,800	7,600
Accrued directors remuneration	20,000	-
	485,468	343,946

Subsequently, on April 21, 2010, the Company settled accrued expenses of $150,000 by issuing 42,857 post-consolidation shares and accrued wages to a former senior officer of $30,400 by issuing 17,371 post-consolidation shares.

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

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. Subsequently, on May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at December 31, 2009 there was accrued interest of $71,998 owing.

6.	Related Party Transactions

a)	On March 20, 2007 Executive Services Agreements were entered into with two former senior officers of the Company. For a term of eighteen months each were paid a total of 10,000 CNY from i-Level Systems and $3,800 from the Company. These fees were paid up to and including November, 2008. In December 2008 i-Level Systems was sold to one of the former senior officers and the 10,000 CNY fee ceased at that time. The $3,800 for each of the former senior officers continued from December 2008 to July 2009 (the date the senior officers resigned their positions). As at December 31, 2009 a total of $60,800 (2008 - $7,600) was included in accrued liabilities. See Note 5 for related party loans payable.

b)	In August, 2009 the Company accepted the resignation of the former Chief Executive Officer and sole director and appointed a new Chief Executive Officer, Chief Financial Officer and sole director in his place. The Company also accepted the resignation of the Secretary of the Company.

7.	Common Stock

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

In January, 2008 the Company issued 2,143 post-consolidation shares, valued at $30,000, to settle an accrued liability.

8.	Stock Options and Warrants Outstanding

As at December 31, 2009 there were no stock options or warrants outstanding.

9.	Commitments

On May 21, 2008 the Company entered into two separate consulting agreements each having a three month term. The consulting fee is $25,000 per month under each agreement. The Company has the right to settle this obligation with shares at a deemed settlement price of $.05 per share. The total share commitment, should the Company choose to settle the $150,000 obligation on August 21, 2008 is a total of 3,000,000 common shares. As at December 31, 2008 a total of $150,000 was accrued. On May 22, 2010 a total of 3,000,000 pre-consolidation (42,857 post-consolidation shares) were issued to settle this debt.

10.	Income Taxes

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

The components of the net deferred tax asset at December 31, 2009 and 2008 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below:

	December 31, 2009 $	December 31, 2008 $
Cumulative Combined Net Operating Losses	1,818,000	1,676,000
Effective Tax Rate	34%	34%
Deferred Tax Asset	618,000	570,000
Valuation Allowance	(618,000)	(570,000)
Net Deferred Tax Asset	-	-

11.	Subsequent Events

a)	During April and May of 2010 the Company settled accrued expenses of $150,000 by issuing 42,857 post-consolidation shares and accrued wages to a former senior officer of $30,400 by issuing 17,371 post-consolidation shares.

b)	In June, 2011 the Company’s Board of Directors approved a consolidation of its share capital. Each shareholder of record received 1 share for every 70 shares held. On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts.

c)	In July, 2011 the Company settled $13,000 of debt owing to the Chief Executive Officer and issued 13,000,000 post-consolidation shares at $.001 per share.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended December 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1.	The Company has limited segregation of duties which is not consistent with good internal control procedures

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Officers and Directors

The name, address, age and position of our officers and directors as at December 31, 2009 are set forth below:

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

The following is a description of the business background of our sole director and executive officer as at December 31, 2009:

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

Family Relationships

None.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2009 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Francis Chiew(1) President, Chief Executive Officer and Chief Financial Officer 2008	2009	20,000	Nil	Nil	Nil	Nil	Nil	Nil	20,000
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Aidan Sullivan(1) President, Chief Executive Officer and Chief Financial Officer	2009	26,600	Nil	Nil	Nil	Nil	Nil	Nil	26,600
	2008	83,625	Nil	Nil	Nil	Nil	Nil	Nil	83,625
Ian Sullivan(2) Secretary and Chief Operating Officer	2009	26,600	Nil	Nil	Nil	Nil	Nil	Nil	26,600
	2008	83,625	Nil	Nil	Nil	Nil	Nil	Nil	83,625
Don Chen(3) Chief Financial Officer and Treasurer	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	31,954	Nil	Nil	Nil	Nil	Nil	Nil	31,954

(1)	Aidan Sullivan resigned as our Chief Executive Officer and Chief Financial Officer on August 4, 2009 and Francis Chiew was appointed our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer in his place.
(2)	Ian Sullivan resigned as our Secretary and Chief Operating Officer on August 4, 2009
(3)	Don Chen resigned as our Chief Financial Officer on June 4, 2008 and Aidan Sullivan was appointed in his place.

Outstanding Equity Awards

The following table sets forth information relating to options held by our executive officers as at December 31, 2009:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price	Expiration Date
Francis Chiew	Nil	Nil	Nil	Nil	N/A

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

Outstanding Equity Awards

As at December 31, 2009, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended December 31, 2009.  Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below:

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Aidan Sullivan	nil	nil	nil	nil	nil	nil	nil
Ian Sullivan	nil	nil	nil	nil	nil	nil	nil
Francis Chiew	nil	nil	nil	nil	nil	nil	nil

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

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Executive Officers and Directors
Francis Chiew- 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020	13,000,000	93.4%
All executive officers and directors as a group (1 persons)	13,000,000)	93.4%
Major Shareholders
None	Nil	Nil

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 13,918,825 shares of our common stock issued and outstanding as of December 19, 2011.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles or incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized For Issuance under Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of December 31, 2009:

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver, Martin & Samyn, LLC served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2009 and 2008. Aggregate fees for professional services rendered to us by our current and predecessor auditors are set forth below:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	Nil	$14,250
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	Nil	$14,250

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

ITEM 15.              EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-LEVEL MEDIA GROUP INCORPORATED

By:	/s/ Francis Chiew Francis Chiew Chief Executive Officer, Chief Financial Officer, and a director Date: December 19, 2011