Form 10-Q
period 2010-03-31
I-LEVEL MEDIA GROUP INC
filed 2011-12-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2010

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2009, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated
(A Development Stage Company)
Balance Sheets as at March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010 $	December 31, 2009 $
Assets
Current Assets
Cash	-	-
Total Assets	-	-
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 3)	512,252	485,468
Related party loans payable (Note 4)	347,332	347,332
Total Current Liabilities	859,584	832,800
Nature and Continuance of Operations (Note 1)
Stockholders' Equity (Deficit)
Common Stock, (Notes 5 and 6) 14,642,857 shares authorized, $0.001 par value 847,891 issued and outstanding	848	848
Additional Paid-in Capital	4,274,012	4,274,012
Deficit Accumulated During the Development Stage	(5,134,444)	(5,107,661)
Total Stockholders' Equity (Deficit)	(859,584)	(832,800)
Total Liabilities and Stockholders' Equity (Deficit)	-	848

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From August 23, 2005 (Inception) to March 31, 2010 $	Three Months Ended March 31, 2010 $	Three Months Ended March 31, 2009 $
Revenue	-	-	-
Operating Expenses
General and administrative	1,061,089	26,783	36,459
Loss from Operations Before Other Items	(1,061,089)	(26,783)	(36,459)
Gain from Wind-up of Subsidiaries	596,799	-	-
Loss on Sale of Subsidiaries	(1,614,800)	-	-
Loss Before Discontinued Operations	(2,079,090)	(26,783)	(36,459)
Discontinued Operations	(3,055,354)	-	-
Net Loss for the Period	(5,134,444)	(26,783)	(36,459)
Net Loss Per Share From Operations - Basic and Diluted		(.03)	(.03)
Weighted Average Number of Shares Outstanding - Basic and Diluted		848,000	848,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2010 $	Three Months Ended March 31, 2009 $
Operating Activities
Net loss	(26,783)	(36,459)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	26,783	36,459
Net Cash Used in Operating Activities	-	-
Investing Activities
Net Cash to Investing Activities	-	-
Financing Activities
Net Cash Provided by Financing Activities	-	-
Increase in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	-	-
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Financing and Investing Activities:	-	-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's Form 10-K filed with the SEC on December 19, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at March 31, 2010, the Company had a working capital deficit of $859,583 and had accumulated losses of $5,134,443 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

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

3.	Accounts Payable and Accrued Liabilities

	March 31, 2010 $ (Unaudited)	December 31, 2009 $
Accounts payable	143,175	138,670
Accrued expenses	194,000	194,000
Accrued interest	82,275	71,998
Accrued wages to former senior officers	60,800	60,800
Accrued directors remuneration	32,000	20,000
	512,250	485,468

4.	Related Party Loans Payable

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. On May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at March 31, 2010 there was accrued interest of $82,275 owing.

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

As at March 31, 2010 there were no stock options or warrants outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Three Months ended March 31, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the three months ended March 31, 2010 and 2009. The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited financial statements included under Item 1 in this Form 10-Q.

	For the Three Months Ended March 31, 2010 $	For the Three Months Ended March 31, 2009 $
Revenue	-	-
Operating Expenses
General and administrative	27,000	36,000
Net Loss for the Period	(27,000)	(36,000)
Net Loss Per Share	(.03)	(.03)
Weighted Average Number of Shares Outstanding - Basic and Diluted	848,000	848,000

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

During 2009 expenses relating to ongoing operations are general and administrative which decreased by $9,000 to $27,000 (2009 - $36,000). This decrease was a result of having no operations except for being a public company.

Net Loss

The net loss for 2009 included net loss from ongoing operations of $27,000 (2009 - $36,000) which was made up of general and administrative costs.

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of March 31, 2010 our total assets were $nil and our total liabilities were $860,000 made up of accounts payable of $512,000 and related party debt of $347,000. Our net working capital deficiency was $860,000.

Cash to Operating Activities

During 2010 the Company had an increase in accounts payable of $27,000 (2009 - $36,000) as the entire net loss was funded by its creditors.

Cash to Investing Activities

The Company had no investing activities during 2010 and 2009

Cash from Financing Activities

The Company had no financing activities during 2010 and 2009.

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