Form 10-Q
period 2010-06-30
I-LEVEL MEDIA GROUP INC
filed 2011-12-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated
(A Development Stage Company)
Balance Sheets as at June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010 $	December 31, 2009 $
Assets
Current Assets
Cash	-	-
Total Assets	-	-
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 3)	346,864	485,468
Related party loans payable (Note 4)	332,332	347,332
Total Current Liabilities	679,196	832,800
Nature and Continuance of Operations (Note 1)
Stockholders' Equity (Deficit)
Common Stock, (Notes 5 and 6) 14,642,857 shares authorized, $0.001 par value 918,825 and 847,891 issued and outstanding, respectively	919	848
Additional Paid-in Capital	4,473,074	4,274,012
Deficit Accumulated During the Development Stage	(5,153,189)	(5,107,661)
Total Stockholders' Equity (Deficit)	(679,196)	(832,800)
Total Liabilities and Stockholders' Equity (Deficit)	-	848

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From August 23, 2005 (Inception) to June 30, 2010 $	Three Months Ended June 30, 2010 $	Three Months Ended June 30, 2009 $	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $
Revenue	-	-	-
Operating Expenses
General and administrative	1,079,834	18,745	44,557	45,528	81,016
Loss from Operations Before Other Items	(1,079,834)	(18,745)	(44,557)	(45,528)	(81,016)
Gain from Wind-up of Subsidiaries	596,799	-	-
Loss on Sale of Subsidiaries	(1,614,800)	-	-
Loss Before Discontinued Operations	(2,097,835)	(18,745)	(44,557)	(45,528)	(81,016)
Discontinued Operations	(3,055,354)	-	-
Net Loss for the Period	(5,153,189)	(18,745)	(44,557)	(45,528)	(81,016)
Net Loss Per Share From Operations - Basic and Diluted		(.02)	(.05)	(.05)	(.10)
Weighted Average Number of Shares Outstanding - Basic and Diluted		896,000	848,000	872,000	848,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $
Operating Activities
Net loss	(45,528)	(81,016)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	45,528	81,016
Net Cash Used in Operating Activities	-	-
Investing Activities
Net Cash to Investing Activities	-	-
Financing Activities
Net Cash Provided by Financing Activities	-	-
Increase in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	-	-
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Financing and Investing Activities:	199,133	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at June 30, 2010, the Company had a working capital deficit of $679,195 and had accumulated losses of $5,153,189 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

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

3.	Accounts Payable and Accrued Liabilities

	June 30, 2010 $ (Unaudited)	December 31, 2009 $
Accounts payable	139,835	138,670
Accrued expenses	44,000	194,000
Accrued interest	88,628	71,998
Accrued wages to former senior officers	30,400	60,800
Accrued directors remuneration	44,000	20,000
	346,863	485,468

4.	Related Party Loans Payable

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. On May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at June 30, 2010 there was accrued interest of $88,628 owing.

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

During April and May 2010 the Company settled accrued expenses of $150,000 by issuing 42,857 post-consolidation shares and accrued wages to a former senior officer of $30,400 by issuing 17,371 post-consolidation shares.

6.	Stock Options and Warrants Outstanding

As at June 30, 2010 there were no stock options or warrants outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and six months ended June 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and six months ended June 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Three Months and Six Months ended June 30, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the three months and six months ended June 30, 2010 and June 30, 2009. The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited financial statements included under Item 1 in this Form 10-Q.

	For the Three Months Ended June 30, 2010 $	For the Three Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2009 $
Revenue	-	-	-	-
Operating Expenses
General and administrative	19,000	45,000	46,000	81,000
Net Loss for the Period	(19,000)	(45,000)	(46,000)	(81,000)
Net Loss Per Share	(.02)	(.05)	(.05)	(.10)
Weighted Average Number of Shares Outstanding - Basic and Diluted	896,000	848,000	872,000	848,000

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

During the three months ended June 30, 2010 expenses relating to ongoing operations are general and administrative which decreased by $27,000 to $19,000 (2009 - $45,000). This decrease was a result of having no operations except for being a public company.

During the six months ended June 30, 2010 expenses relating to ongoing operations are general and administrative which decreased by $35,000 to $46,000 (2009 - $81,000). This decrease was a result of having no operations except for being a public company.

Net Loss

During the three months ended June 30, 2010 the net loss included net loss from ongoing operations of $19,000 (2008 - $45,000) which was made up of general and administrative costs.

During the six months ended June 30, 2010 the net loss included net loss from ongoing operations of $46,000 (2008 - $81,000) which was made up of general and administrative costs.

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of June 30, 2010 our total assets were $nil and our total liabilities were $679,000 made up of accounts payable of $347,000 and related party debt of $332,000. Our net working capital deficiency was $679,000. The Company settled $180,400 of accounts payable by issuing 60,228 post-consolidation common shares and settled $18,733 of related party debt by issuing 10,705 post-consolidation common shares.

Cash to Operating Activities

During 2010 the Company had an increase in accounts payable of $46,000 (2009 - $81,000) as the entire net loss was funded by its creditors.

Cash to Investing Activities

The Company had no investing activities during 2010 and 2009.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2010, the Company settled $15,000 of related party debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares.

During April and May 2010 the Company settled accrued expenses of $150,000 by issuing 42,857 post-consolidation shares and accrued wages to a former senior officer of $30,400 by issuing 17,371 post-consolidation shares.

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