Form 10-Q
period 2011-09-30
I-LEVEL MEDIA GROUP INC
filed 2011-12-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated
(A Development Stage Company)
Balance Sheets as at September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011 $	December 31, 2010 $
Assets
Current Assets
Cash	-	-
Total Assets	-	-
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 3)	454,901	400,926
Loans payable (Note 4)	353,867	332,332
Total Current Liabilities	808,768	733,258
Nature and Continuance of Operations (Note 1)
Stockholders' Equity (Deficit) Equity
Common Stock, (Notes 5 and 6) 14,642,857 shares authorized, $0.001 par value 13,918,825 and 918,825 issued and outstanding, respectively	13,919	919
Additional Paid-in Capital	4,473,074	4,473,074
Deficit Accumulated During the Development Stage	(5,295,761)	(5,207,251)
Total Stockholders' Equity (Deficit)	(808,768)	(733,258)
Total Liabilities and Stockholders' Equity (Deficit)	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From August 23, 2005 (Inception) to September 30, 2011 $	Three Months Ended September 30, 2011 $	Three Months Ended September 30, 2010 $	Nine Months Ended September 30, 2011 $	Nine Months Ended September 30, 2010 $
Revenue	-	-	-	-	-
Operating Expenses
General and administrative	1,222,408	20,153	35,531	88,510	72,195
Loss from Operations Before Other Items	(1,222,408)	(20,153)	(35,531)	(88,510)	(72,195)
Gain from Wind-up of Subsidiaries	596,799	-	-	-	-
Loss on Sale of Subsidiaries	(1,614,800)	-	-	-	-
Loss Before Discontinued Operations	(2,240,407)	(20,153)	(35,531)	(88,510)	(72,195)
Discontinued Operations	(3,055,354)	-	-	-	-
Net Loss for the Period	(5,295,761)	(20,153)	(35,531)	(88,510)	(72,195)
Net Loss Per Share From Operations - Basic and Diluted		(.01)	(.04)	(.02)	(.08)
Weighted Average Number of Shares Outstanding - Basic and Diluted		12,082,000	919,000	4,681,000	888,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

i-level Media Group Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $
Operating Activities
Net loss	(88,510)	(72,195)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	66,975	72,195
Net Cash Used in Operating Activities	(21,535)	-
Investing Activities
Net Cash to Investing Activities	-	-
Financing Activities
Proceeds from loans	21,535	-
Net Cash Provided by Financing Activities	21,535	-
Increase in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	-	-
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Financing and Investing Activities:	-	-
Shares issued to settle debt	13,000	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at September 30, 2011, the Company had a working capital deficit of $808,768 and had accumulated losses of $5,295,761 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently sourcing a new business and equity financing to fund a business.

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

3.	Accounts Payable and Accrued Liabilities

	September 30, 2011 $ (Unaudited)	December 31, 2010 $
Accounts payable	150,940	149,794
Accrued expenses	74,400	44,000
Accrued interest	138,560	108,732
Accrued wages to former senior officers	-	30,400
Accrued directors remuneration	91,000	68,000
	454,900	400,926

4.	Related Party Loans Payable

In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. On May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at September 30, 2011 there was accrued interest of $138,560 owing.

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

On July 13, 2011 the Company settled $13,000 of debt owing to the Chief Executive Officer and issued 13,000,000 post-consolidation shares at $.001 per share.

6.	Stock Options and Warrants Outstanding

As at September 30, 2011 there were no stock options or warrants outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and nine months ended September 30, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and nine months ended September 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Three Months and Nine Months ended September 30, 2011 and 2010

The following table sets forth certain financial information relating to the Company for the three months and nine months ended September 30, 2011 and 2010. The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited financial statements included under Item 1 in this Form 10-Q.

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $
Revenue	-	-	-	-
Operating Expenses
General and administrative	20,000	36,000	89,000	72,000
Net Loss for the Period	(20,000)	(36,000)	(89,000)	(72,000)
Net Loss Per Share	(.01)	(.04)	(.02)	(.08)
Weighted Average Number of Shares Outstanding - Basic and Diluted	12,082,000	919,000	4,681,000	888,000

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

During the three months ended September 30, 2011 expenses relating to ongoing operations are general and administrative which decreased by $16,000 to $20,000 (2010 - $36,000). This decrease was a result of having no operations except for being a public company.

During the nine months ended September 30, 2011 expenses relating to ongoing operations are general and administrative which increased by $17,000 to $89,000 (2010 - $72,000). This decrease was a result of having no operations except for being a public company.

Net Loss

During the three months ended September 30, 2011 the net loss included net loss from ongoing operations of $20,000 (2010 - $36,000) which was made up of general and administrative costs.

During the nine months ended September 30, 2011 the net loss included net loss from ongoing operations of $89,000 (2010 - $72,000) which was made up of general and administrative costs.

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of September 30, 2011 our total assets were $nil and our total liabilities were $706,000 made up of accounts payable of $374,000 and related party debt of $332,000. Our net working capital deficiency was $706,000. On July 13, 2011 the Company settled $13,000 of debt owing to the Chief Executive Officer and issued 13,000,000 post-consolidation shares at $.001 per share.

Cash to Operating Activities

During 2011 the Company had an increase in accounts payable of $67,000 (2010 - $72,000) as the entire net loss was funded by its creditors.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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