Form 10-K
period 2011-12-31
I-LEVEL MEDIA GROUP INC
filed 2012-03-30
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

 [  ]  TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52069

I-LEVEL MEDIA GROUP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	98-0466350
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020
(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code: +86 10-65-911-544.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

The aggregate market value of the common stock held by non-affiliates computed as at March 30, 2012 was approximately $45,941 using the closing bid price of $.05.

As of March 30, 2012, there were 13,918,825 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (“Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to potential strategic transactions, distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “i-Level” and the “Company” mean i-Level Media Group Incorporated, a Nevada Corporation; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

I-LEVEL MEDIA GROUP INCORPORATED

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

Name, Incorporation and Principal Offices

Our principal offices are located at 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020, and our telephone number is +86 10-65-911-544.

Overview

We were incorporated in the State of Nevada on August 23, 2005 under the name Jackson Ventures, Inc. Our initial operations included the acquisition and exploration of mineral resources. We changed our primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China. On January 29, 2007 we entered into a Share Exchange Agreement to acquire the business of i-Level Media Systems Limited (“i-Level Systems”), a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. I‑Level Systems owned 100% of i-Level SoftComm (Shanghai) Company Ltd. (“i-Level SoftComm”), a wholly foreign owned enterprise formed under the laws of the People's Republic of China (the “PRC”) on August 12, 2004. i-Level SoftComm was a development stage company devoting substantially all of its efforts to establishing a new business in the PRC, which involved selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-Level Systems was completed on March 20, 2007.  As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007 this acquisition was considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems constituted the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems were reported from March 20, 2007 to December 1, 2008.

On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to our former Chief Executive Officer for $1. From December 1, 2008 we deconsolidated i-Level Systems and reported a loss from discontinued operations.Statement of Stockholders’ Equity was retroactively restated to account for the deconsolidation of i-Level Systems and the reversal of reverse merger accounting. Since December 1, 2008 we have had no operations.

In June, 2011 we approved a consolidation of our share capital. Each shareholder of record received 1 share for every 70 shares held. On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts.

Our financial statements included in this report have been prepared on a going concern basis, which implies we will continue to discharge our liabilities in the normal course of business. We have not generated revenues since December 1, 2008 and have had no revenue generating operations. Our continuation as a going concern is dependent upon our ability to reorganize our share capital, obtain equity financing and secure new business operations. As at December 31, 2011, we had no assets and debt of $827,300 and accumulated losses of $5,310,205 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

At the present time, we are focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors.

Employees

We have one employee being our current Chief Executive Officer, Chief Financial Officer and sole director.

Subsidiaries

We have no subsidiaries.

Patents and Trademarks

We have no patents or patents pending.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently do not own or lease any property and do not have any subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board with retroactive effect to a one (1) new for seventy (70) old reverse stock-split effective July 8, 2011. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2011	$.10	$0.02
September 30, 2011	$.70	$0.10
June 30, 2011	$1.18	$0.13
March 31, 2011	$0.77	$0.16
December 31, 2010	$1.75	$0.23
September 30, 2010	$1.40	$0.14
June 30, 2010	$1.05	$0.35
March 31, 2010	$0.84	$0.35

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.0 per share, subject to certain exceptions.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Number of Shareholders

As of March 30, 2012, there were 13,918,825 shares of our common stock issued and outstanding and approximately 1,500 shareholders. The transfer agent of our common stock is Transhare Corporation 4626 S. Broadway, Englewood, CO 80113.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2011.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we did not issue any securities in unregistered transactions:

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2011 and 2010 and (ii) the section entitled “Business”, included in Item 1 in this Form 10-K Annual Report.

The discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

Plan of Operations

At the present time, we are focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors.

On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly-owned subsidiary of the Company was sold to the Company’s former Chief Executive Officer for $1. From December 1, 2008 the Company deconsolidated its subsidiary. The Statement of Stockholders’ Equity was retroactively restated to account for the deconsolidation of i-Level Systems and the reversal of reverse merger accounting. Since December 1, 2008 the Company has had no operations.

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

We do not intend to hire additional employees at this time. All of the search for any business opportunity will be conducted by our sole officer and director and consultants he may hire to seek a new business venture.

Milestones

The following are our milestones: (i) complete due diligence on businesses in the social networking, digital media and mobile communications sectors; (2) complete the acquisition of the selected business; (3) finance its development or further its growth; and (4) generate revenues and profits therefrom.

Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a shell company and are not generating any revenues from operations. At the present time, we are focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications area. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Year ended December 31, 2011 and 2010

The following table sets forth certain financial information relating to our operations the years ended December 31, 2011 (“2011”) and December 31, 2010 (“2010”). The financial information presented has been derived from the audited financial statements included under Item 8 in this Form 10-K.

The following discussion should be read in conjunction with the audited financial statements (including the notes thereto) included under Item 8 in this Form 10-K.

Revenue

Our initial operations included the acquisition and exploration of mineral resources. We changed our primary business to developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China until we ceased operations on December 1, 2008 and is considered a discontinued operation. As of December 1, 2008 we did not have any revenues or a business to generate revenues.

Operating Expenses

Our initial operations included the acquisition and exploration of mineral resources. We changed our primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China until we ceased operations on December 1, 2008 and is considered a discontinued operation. Our ongoing expenses are solely related to being a public company, now a shell public company.

Expenses relating to ongoing operations include interest expense, consulting fees, professional fees and general and administrative expenses which increased by $18,000 to $110,000 (2010 - $92,000). This increase was a result of having no operations except for being a public company.

Net Loss

The net loss for 2011 included net loss from ongoing operations of $110,000 (2010 - $92,000) which was made up of general and administrative costs.

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of December 31, 2011, our total assets were $nil and our total liabilities were $827,000 made up of accounts payable of $146,000, accrued expenses of $326,000 and notes payable of $355,000. Our net working capital deficiency was $827,000.  During 2010 we settled $199,000 of current liabilities by issuing 70,934 post-consolidation shares.

Cash to Operating Activities

During 2011 we used $23,000 due to an increase in accounts payable and accrued liabilities of $90,000 (2010 - $96,000) and our net loss of $110,000 (2010 - $92,000).

Cash to Investing Activities

We had no investing activities during 2011 and 2010.

Cash from Financing Activities

We received a loan of $23,135 which is unsecured, non-interest bearing and due on demand. We did not generate any funds from financing activities during 2010.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2011, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

   Use of Estimates.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Article 8 of Regulation S-X follow:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
i-level Media Group, Incorporated

We have audited the accompanying balance sheet of i-level Media Group, Incorporated as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from August 23, 2005 (Date of Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-level Media Group, Incorporated as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from August 23, 2005 (Date of Inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

Weaver, Martin & Samyn, LLC
Kansas City, MO
March 30, 2012

i-level Media Group Incorporated (A Development Stage Company)
Balance Sheets
As at December 31, 2011 and 2010

	December 31, 2011 $	December 31, 2010 $

Assets

Current Assets
Cash	-	-

Total Assets	-	-

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	145,822	149,794
Accrued expenses (Note 3)	326,011	251,132
Notes payable (Note 4)	355,467	332,332

Total Current Liabilities	827,300	733,258

Nature and Continuance of Operations (Note 1)

Stockholders' Deficit

Common Stock, (Notes 6 and 7) 1,000,000,000 shares authorized, $0.001 par value 13,918,825 and 918,825 issued and outstanding, respectively	13,919	919
Additional Paid-in Capital	4,473,075	4,473,075
Foreign Currency Translation	(4,089)	(7,222)
Deficit Accumulated During the Development Stage	(5,310,205)	(5,200,030)

Total Stockholders’ Deficit	(827,300)	(733,258)

Total Liabilities and Stockholders' Deficit	-	-

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2011 and 2010

	Accumulated From August 23, 2005 (Inception) to December 31, 2011 $	For the Year Ended December 31, 2011 $	For the Year Ended December 31, 2010 $

Revenue	-	-	-

Expenses
Consulting fees – related party	370,080	48,000	48,000
Professional fees	211,927	15,000	-
General and administrative	477,659	7,295	3,902

Total Operating Expenses	1,059,666	70,295	51,902

Loss from Operations	(1,059,666)	(70,295)	(51,902)

Other Income (Expense):
Interest expense, net	(177,184)	(40,467)	(39,880)

Total Other Income (Expense)	(177,184)	(40,467)	(39,880)
Net Loss from Continuing Operations	(1,236,850)	(110,175)	(92,369)

Extraordinary items:

Net Loss on Sale of Subsidiary	(1,018,001)	-	-

Loss Before Discontinued Operations	(2,254,851)	(110,175)	(92,369)
Discontinued Operations	(3,055,354)	-	-

Net Loss	(5,310,205)	(110,175)	(92,369)

Net Loss Per Share - Basic and Diluted		(.02)	(.10)

Weighted Average Number of Shares Outstanding		7,045,000	896,000

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	Accumulated from August 23, 2005 (Inception) to December 31, 2011 $	For the Year Ended December 31, 2011 $	For the Year Ended December 31, 2010 $

Operating Activities
Net loss	(2,254,851)	(110,175)	(92,369)
Discontinued Operations	(3,055,354)	-	-

Adjustments to reconcile net loss to cash
Shares issued for accrued consulting fees - related party	202,400	-	-
Donated services and expenses	20,000
Loss on sale of subsidiary	1,018,001	-	-
Change in operating assets and liabilities
Increase (decrease) in accounts payable	141,733	(839)	(3,297)
Increase in accrued expenses	695,497	87,879	95,666

Net Cash Used in Operating Activities	(3,232,574)	(23,135)	-

Investing Activities

Net Cash to Investing Activities	-	-	-

Financing Activities
Proceeds from notes payable – related party	370,467	23,135	-
Proceeds from sale of common stock	2,862,107	-	-

Net Cash Provided by Financing Activities	3,232,574	23,135	-

Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	-	-	-

Supplemental Disclosures:
Interest paid	32,452	-	-
Income taxes paid	-	-	-

Non-cash Financing and Investing Activities:
Settlement of debt with shares	1,051,634	-	-
Accrued expenses settled in common stock	202,400	13,000	-

(See accompanying notes to these financial statements)

i-Level Media Group Incorporated (A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From August 23, 2005 (Date of Inception) to December 31, 2011

					Accumulated
			Additional	Foreign	During the
	Common		Paid-in	Currency	Development
	Stock	Amount	Capital	Translation	Stage	Total
	#	$	$	$	$	$

Issuance of Shares on August 23, 2005 (Inception)	-	-	-	-	-	-
Issued for cash	585,714	586	3,414	-	-	4,000
Issued for cash	243,071	243	82,757	-	-	83,000
Donated Services and Expenses	-	-	5,000	-	-	5,000
Net Loss for the Period from Operations	-	-	-	-	(22,979)	(22,979)
Net Loss for the Period from Discontinued Operations	-	-	-	-	(453,691)	(453,691)

Balance - December 31, 2005	828,785	829	91,171	-	(476,670)	(384,670)
Donated Services and Expenses	-	-	15,000	-	-	15,000
Net Loss for the Year From Operations	-	-	-	-	(110,918)	(110,918)
Net Loss for the Year From Discontinued Operations	-	-	-	-	(388,517)	(388,517)

Balance - December 31, 2006	828,785	829	106,171	-	(976,105)	(869,105)
Cancellation of founders shares	(585,714)	(586)	586	-	-	-
Shares issued to acquire subsidiaries	385,714	386	350,467	-	-	350,853
Shares issued to settle debt	71,429	71	499,929	-	-	500,000
Shares issued to settle debt	14,738	15	309,486	-	-	309,501
Shares issued in a unit private placement	37,143	37	1,299,963	-	-	1,300,000
Shares issued in a unit debt private placement	5,714	6	199,994	-	-	200,000
Shares issued in a private placement	7,653	8	374,992	-	-	375,000
Shares issued in a unit private placement	28,571	28	499,972	-	-	500,000
Shares issued as a finders fee	1,714	2	29,898	-	-	30,000
Capital raising costs	-	-	(30,000)	-	-	(30,000)
Shares issued pursuant to a financial services contract	14,286	14	172,486	-	-	172,500
Shares issued in a unit private placement	35,714	36	499,964	-	-	500,000
Capital raising costs	-	-	(69,894)	-	-	(69,894)
Net Loss for the Year From Operations	-	-	-	-	(435,720)	(435,720)
Net Loss for the Year From Discontinued Operations	-	-	-	-	(1,639,214)	(1,639,214)

Balance – December 31, 2007	845,747	846	4,244,014	-	(3,051,039)	1,193,921
Shares issued to settle debt	2,143	2	29,998	-	-	30,000
Net Loss for the Year From Operations	-	-	-	-	(1,340,475)	(1,340,475)
Net Loss for the Year From Discontinued Operations	-	-	-	-	(573,932)	(573,932)

Balance - December 31, 2008	847,891	848	4,274,012	-	(4,965,446)	(690,586)
Net Loss for the Year	-	-	-	-	(142,214)	(142,214

Balance - December 31, 2009	847,891	848	4,274,012	-	(5,107,660)	(832,800)
Shares issued to settle debt	42,857	43	149,957	-	-	150,000
Shares issued to settle debt	28,077	28	49,106	-	-	49,133
Foreign currency translation				(7,222)	-	(7,222)
Net Loss for the Year	-	-	-	-	(92,369)	(92,369)

Balance - December 31, 2010	918,825	919	4,473,075	(7,222)	(5,200,030)	(733,258)
Shares issued to settle debt	13,000,000	13,000	-		-	13,000
Foreign currency translation				3,133	-	3,133
Net Loss for the Year	-	-	-		(110,175)	(110,175)

Balance - December 31, 2011	13,918,825	13,919	4,473,075	(4,089)	(5,310,205)	(827,300)

i-Level Media Group Incorporated (A Development Stage Company)
Notes to Financial Statements

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

On July 8, 2011 the Company effected a reverse stock split on a one new share for seventy old shares basis. As a result of the reverse split, the Company’s authorized share capital decreased from 1,025,000,000 shares of common stock to 14,642,857 shares of common stock On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts. On July 27, 2011, the Board of Directors approved an amendment to its articles of incorporation to increase the number of our authorized common stock to 1,000,000,000 shares which became effective March 13, 2012.

On July 13, 2011 the Company settled $13,000 of debt owing to the Chief Executive Officer and issued 13,000,000 post-consolidation shares at $.001 per share.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at December 31, 2011, the Company had no assets and debt of $827,299 and had accumulated losses of $5,310,205 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At the present time, the Company is focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications area.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to make 2010 amounts conform to 2011 classifications for comparative purposes.

Fair Value

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. See Note xx.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2011 and 2010 due to their short-term nature.

Income Taxes

The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Stock-based Compensation

The Company accounts for stock-based compensation under ASC Topics 718 and 505, formerly SFAS No. 123R, "Stock-Based Payment” and SFAS No. 148, ‘”Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. These standards define a fair- value- based method of accounting for stock-based compensation. In accordance with ASC, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended December 31, 2011, the Company recognized stock-based compensation of $0 and $0, respectively.

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of its statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2011 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on the Company’s net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants issued, as at December 31, 2011 and 2010, is 0 and 0, respectively.

Recent Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

3.	Accrued Expenses

	December 31, 2011 $	December 31, 2010 $

Accounts Payable
Accrued consulting fees	44,000	44,000
Accrued interest on loans	148,611	108,732
Accrued wages to former senior officers	30,400	30,400
Accrued remuneration to officer/director	103,000	68,000
	326,011	251,132

4.	Notes Payable

Related Party - In March and April, 2008 $347,332 was loaned to the Company by family members of the two former senior officers and directors of the Company. These loans are unsecured; bear interest at 12% per annum and due on demand. On May 12, 2010, the Company settled $15,000 of this debt plus $3,733 of accrued interest by issuing 10,705 post-consolidation shares. As at December 31, 2011 there was accrued interest of $148,611 owing.

Non-related Party - During 2011 the Company received non-interest bearing loans of $23,135.

5.	Common Stock

On July 8, 2011 the Company completed a reverse stock split on a one new share for seventy old shares basis. As a result of the reverse split, the Company’s authorized share capital decreased from 1,025,000,000 shares of common stock to 14,642,857 shares of common stock On the date of record there were 64,317,715 shares issued and outstanding. Upon consolidation there were 918,825 shares issued and outstanding. This consolidation has been applied retroactively to restate all share and per share amounts.

On July 27, 2011, the Board of Directors approved an amendment to its articles of incorporation to increase the number of our authorized common stock to 1,000,000,000 shares which became effective March 13, 2012.

On July 13, 2011 the Company settled $13,000 of debt owing to the Chief Executive Officer and issued 13,000,000 post-consolidation shares at $.001 per share.

In April 2010 the Company settled accrued expenses of $150,000 by issuing 42,857 post-consolidation shares and accrued wages to a former senior officer of $30,400 by issuing 17,371 post-consolidation shares.

6.	Stock Options and Warrants Outstanding

As at December 31, 2011 there were no stock options or warrants outstanding.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The components of the net deferred tax asset at December 31, 2011 and 2010 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below:

	December 31, 2011 $	December 31, 2010 $
Cumulative Combined Net Operating Losses
Cumulative Combined Net Operating Losses	2,031,000	1,918,000
Effective Tax Rate	34%	34%
Deferred Tax Asset	691,000	652,000
Valuation Allowance	(691,000)	(652,000)
Net Deferred Tax Asset	-	-

8.	Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:	-	-	-	-
Liabilities:
Accounts payable	-	149,794	-	149,794
Accrued expenses	-	251,132	-	251,132
Notes payable	-	332,332	-	332,332

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:	-	-	-	-
Liabilities:
Accounts payable	-	145,821		145,821
Accrued expenses	-	326,011	-	326,011
Notes payable	-	355,467	-	355,467

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Francis Chiew, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Position Held
Francis Chiew	50	President, Chief Executive Financial and Accounting Officer, Secretary and Director

The following is a description of the business background of our sole director and executive officer as at December 31, 2011: Mr. Chiew served as one of our directors since May 31, 2007 and on August 4, 2009 accepted the executive officers positions and sole director. Since February 2006 to present, Mr. Chiew has served as the Managing Director of Lightship Asia Pacific, LLC (USA) ("LAP") and as a director and the General Manager of two of LAP's joint ventures - China Lightship Leasing Co. (HK) Ltd. ("CLLC") and Beijing Lightship Advertising Co. Ltd ("BLAC"). LAP, CLLC and BLAC were formed to establish advertising opportunities using airships. From 2004 to January 2006, Mr. Chiew served as a director of FBV Corporation Pte Ltd., a private company with varying business interests, including electronic product delivery and payment solutions. From 2002 to May 2004, Mr. Chiew served as the Director of Business Development - Asia for EPOSS Limited (formerly ROK Group). EPOSS Limited, which subsequently became a subsidiary of Western Union, First Data Corporation, U.S.A., was primarily involved with the development of prepayment solutions and systems within the banking and telecommunications industries.

Directors serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors.

Significant Employees

We have no significant employees other than the officers and directors described above. We have a separately designated audit committee comprised of our sole director whom is not independent.

Audit Committee Financial Expert

Mr. Chiew, our sole officer and director, does not have the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employee or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2011 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Francis Chiew President, Chief Executive Officer and Chief Financial Officer	2011	48,000	Nil	Nil	Nil	Nil	Nil	Nil	48,000
	2010	48,000	Nil	Nil	Nil	Nil	Nil	Nil	48,000

Outstanding Equity Awards

There are no outstanding equity awards. We do not maintain any plans in respect of the retirement of our directors and executive officers.

Stock Incentive Plan

In August 2007, we adopted a 2007 Stock Incentive Plan (the "Plan"). The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan. Under the terms of the Plan, an aggregate of 5,000,000 shares of our common stock may be granted to our directors, officers, employees and consultants in the form of options, stock appreciation rights, restricted stock, units or other similar rights. The maximum number of shares that maybe granted to any eligible participant in any calendar year cannot exceed 2,500,000 shares. The Plan is administered by a committee consisting of two or more independent directors that have exclusive power and authority over the Plan, including in respect of, among other things: (i) interpreting the Plan, (ii) determining eligible participants, and (iii) determining the extent of awards made under the Plan, and the terms and conditions thereof and the agreements relating to the awards made. The determinations of the Plan administrator shall be conclusive and binding.

Outstanding Equity Awards

As at December 31, 2011, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

We did not pay our director any fees or other compensation for acting as a director during our fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2012 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner Executive Officers and Directors	Amount and nature of beneficial ownership (1)	Percent of class (2)
Francis Chiew- 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020	13,000,000	93.4%
All executive officers and directors as a group (1 persons)	13,000,000)	93.4%

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles or incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized For Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors. With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weaver, Martin & Samyn LLP for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011 Fees	2010 Fees
Audit Fees	$-	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$-

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by Weaver, Martin & Samyn LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2010.

Pre-Approval Policies and Procedures

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2011 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 I-LEVEL MEDIA GROUP INCORPORATED

By:

/s/ Francis Chiew
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Francis Chiew
President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Secretary, Treasurer and sole director
Date: March 30, 2012