Form 10-K/A
period 2011-12-31
I-LEVEL MEDIA GROUP INC
filed 2012-05-15
CIK 1355559

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

 I-LEVEL MEDIA GROUP INCORPORATED

By:

/s/ Francis Chiew
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director
Date: May 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Francis Chiew
President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Secretary, Treasurer and sole director
Date: May 15, 2012