Form 10-Q
period 2012-03-31
I-LEVEL MEDIA GROUP INC
filed 2012-05-15
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Quarter Ended March 31, 2012

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from ________________ to ________________.

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
YES [X]   NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had 75,918,825 shares of common stock outstanding as of May 15, 2012.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated (A Development Stage Company)
Condensed Balance Sheets
As at March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012 $	December 31, 2011 $

Assets

Current Assets

Cash	-	-

Total Assets	-	-

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities

Accounts payable	120,657	145,822
Accrued expenses	15,746	44,000
Due to related party (Note 3)	35,000	103,000
Notes payable (Note 4)	548,793	534,478

Total Current Liabilities	720,196	827,300

Nature and Continuance of Operations (Note 1)

Stockholders' Deficit

Common Stock, (Note 5) 1,000,000,000 shares authorized, $0.001 par value 75,918,825 and 13,918,825 issued and outstanding, respectively	75,919	13,919
Additional Paid-in Capital	4,535,075	4,473,075
Foreign Currency Translation	(4,461)	(4,089)
Deficit Accumulated During the Development Stage	(5,326,729)	(5,310,205)

Total Stockholders’ Deficit	(720,196)	(827,300)

Total Liabilities and Stockholders' Deficit	-	-

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $	Accumulated From August 23, 2005 (Inception) to March 31, 2012 $

Revenue	-	-	-

Expenses

Consulting fees – related party	12,000	12,000	382,080
Professional fees	7,091	-	219,018
General and administrative	2,529	902	480,188

Total Operating Expenses	21,620	12,902	1,081,286

Loss from Operations	(21,620)	(12,902)	(1,081,286)

Other Income (Expense):
Forgiveness of debt	15,640	-	15,640
Foreign currency loss	(601)	-	(601)
Interest expense, net	(9,943)	(9,833)	(49,823)

Total Other Income (Expense)	5,096	(9,983)	(34,784)
Net Loss from Continuing Operations	(16,524)	(22,735)	(1,253,374)

Extraordinary items:

Net Loss on Sale of Subsidiary	-	-	(1,018,001)

Loss Before Discontinued Operations	(16,524)	(22,735)	(2,271,375)
Discontinued Operations	-	-	(3,055,354)

Net Loss	(16,524)	(22,735)	(5,326,729)

Net Loss Per Share - Basic and Diluted	-	(.02)

Weighted Average Number of Shares Outstanding	14,600,000	919,000

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $

Operating Activities

Net loss	(16,524)	(22,735)
Less non-cash items
Gain on settlement of debt	(15,640)	-
Foreign currency loss	601
Change in operating assets and liabilities
Increase (decrease) in accounts payable	(10,498)	902
Increase in accrued expenses	27,746	12,000

Net Cash Used in Operating Activities	(14,315)	(9,833)

Investing Activities

Net Cash to Investing Activities	-	-

Financing Activities
Increase in notes payable	14,315	9,833

Net Cash Provided by Financing Activities	14,315	21,833

Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Settlement of debt with shares	124,000	-

(See accompanying notes to these financial statements)

i-Level Media Group Incorporated (A Development Stage Company)
Notes to Condensed Financial Statements

1.	Nature of Operations, Continuance of Business and Presentation

The Company was incorporated in the State of Nevada on August 23, 2005 under the name Jackson Ventures, Inc. The Company's initial operations included the acquisition and exploration of mineral resources. Management changed its primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China. This business ceased operations on December 1, 2008 and its business was wound-up. Since December 1, 2008 the Company has no operations. At the present time, the Company is focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications area.

On July 8, 2011 the Company completed a reverse stock split on a one new share for seventy old shares basis. As a result of the reverse split, the Company’s issued shares were 918,825 and its authorized share capital decreased from 1,025,000,000 shares of common stock to 14,642,857 shares. On July 27, 2011, the Board of Directors approved an amendment to its articles of incorporation to increase the number of our authorized common stock to 1,000,000,000 shares which became effective March 13, 2012 and on March 31, 2012 the Company issued 40,000,000 shares at $0.002 per share to settle $80,000 owing to its sole director and Chief Executive Officer and issued 22,000,000 shares at $0.002 per share to settle $44,000 of accrued expenses.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financing and secure new business operations. As at March 31, 2012, the Company had no assets and total debt of $721,755. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to make 2011 amounts conform to 2012 classifications for comparative purposes.

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

Recent Pronouncements

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

3.	Due to Related Party

The Company’s sole director, President and Chief Executive Officer is owed $4,000 per month for services rendered. Total amounts owing at December 31, 2011 was $103,000. The Company has charged $12,000 (2011 - $12,000) to operations. On March 31, 2012 the Company settled $80,000 of amounts owing by issuing 40,000,000 shares at $0.002 per share. As at March 31, 2012 a total of $35,000 was owed. This amount is unsecured, non-interest bearing and due on demand.

4.	Notes Payable

The Company was loaned $332,332 by family members of two former senior officers and directors of the Company. This loan was purchased by a non-related party during 2011. These loans are unsecured; bear interest at 12% per annum and due on demand. As at March 31, 2012 there was accrued interest of $158,554. This non-related party also purchased $30,400 of non-interest bearing debt owing to the former Chief Executive Officer and has paid certain expenses of the Company and has charged fees for services totaling $57,907 which is non-interest bearing, unsecured and due on demand.

5.	Common Stock

On March 31, 2012 the Company issued 40,000,000 shares at $0.002 per share to settle $80,000 owing to its sole director, President and Chief Executive Officer and issued 22,000,000 shares at $0.002 per share to settle $44,000 of accrued expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Three Months ended March 31, 2012 and 2011

The following discussion should be read in conjunction with our unaudited financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

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

Operating Expenses

Our initial operations included the acquisition and exploration of mineral resources. We changed our primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China until this business ceased operations on December 1, 2008 and is considered a discontinued operation. Our ongoing expenses are solely related to being a public shell company.

During 2012 expenses relating to ongoing operations are general and administrative which increased by $9,000 to $22,000 (2011 - $13,000). The most significant expense is $4,000 per month accruing to our President and CEO for services rendered and $7,000 for professional fees.

Net Loss

The net loss for 2012 was $16,000 (2011 - $23,000) which included operating expenses of $22,000 (2011 - $13,000), forgiveness of debt of $16,000 (2011 - $nil) and interest expense of $10,000 (2011 – $10,000).

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of March 31, 2012 our total assets were $nil and our total liabilities were $720,000 after settling $124,000 of accrued expenses by issuing 62,000,000 shares at $0.002 per share.

Cash to Operating Activities

During 2012 we used $14,000 of cash in operating activities made up of our net loss of $16,000 and adding back forgiveness of debt of $16,000 and an overall decrease in current liabilities of $18,000.

Cash to Investing Activities

During 2012 we had no investing activities during 2012 and 2011

Cash from Financing Activities

During 2012 we had an increase of $14,000 in financing activities made up of an increase in notes payable of $14,000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2012 we issued 40,000,000 shares at $0.002 per share to settle $80,000 owing to our sole director, President and Chief Executive Officer.  We relied upon an exemption from the registration requirements under Securities Act provided by Regulation S based on representations and warranties by the investor in his subscription agreement.

On March 31, 2012 we issued 22,000,000 shares at $0.002 per share to settle $44,000 of accrued expenses.  In each case, we relied upon an exemption from the registration requirements under Securities Act provided by Regulation S based on representations and warranties by the investors in their respective subscription agreements.

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