Form 10-Q
period 2012-09-30
I-LEVEL MEDIA GROUP INC
filed 2012-11-14
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended September 30, 2012

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

The registrant had 75,918,825 shares of common stock outstanding as of November 14, 2012.

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
Condensed Balance Sheets
As at September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012 $	December 31, 2011 $

Assets

Current Assets

Cash	-	-

Total Assets	-	-

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	208,373	145,822
Accrued expenses	-	44,000
Due to related party (Note 3)	59,000	103,000
Notes payable (Note 4)	576,306	534,478

Total Current Liabilities	843,679	827,300

Nature and Continuance of Operations (Note 1)

Stockholders' Deficit

Common Stock, (Note 5) 1,000,000,000 shares authorized, $0.001 par value 75,918,825 and 13,918,825 issued and outstanding, respectively	75,919	13,919
Additional Paid-in Capital	4,535,075	4,473,075
Foreign Currency Translation	(6,020)	(4,089)
Deficit Accumulated During the Development Stage	(5,448,653)	(5,310,205)

Total Stockholders’ Deficit	(843,679)	(827,300)

Total Liabilities and Stockholders' Deficit	-	-

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	For the Nine months Ended September 30, 2012 $	For the Nine months Ended September 30, 2011 $	Accumulated From August 23, 2005 (Inception) to September 30, 2012 $

Revenue	-	-	-	-	-

Expenses

Consulting fees – related party	12,000	12,000	36,000	36,000	406,080
Professional fees	61,325	-	80,119	15,000	292,046
General and administrative	2,681	825	7,431	3,595	621,378

Total Operating Expenses	76,006	12,825	123,550	54,595	1,319,504

Loss from Operations	(76,006)	(12,825)	(123,550)	(54,595)	(1,319,504)

Other Income (Expense):
Forgiveness of debt	-	-	15,640	-	15,640
Foreign currency gain (loss)	-	2,724	(601)	(4,087)	(601)
Interest expense, net	(10,052)	(10,052)	(29,937)	(29,828)	(69,818)

Total Other Income (Expense)	(10,052)	(7,328)	(14,898)	(33,915)	(54,779)
Net Loss from Continuing Operations	(86,058)	(20,153)	(138,448)	(88,510)	(1,374,283)

Extraordinary items:

Net Loss on Sale of Subsidiary	-	-	-	-	(1,018,001)

Loss Before Discontinued Operations	(86,058)	(20,153)	(138,448)	(88,510)	(2,392,284)
Discontinued Operations	-	-	-	-	(3,055,354)

Net Loss	(86,058)	(20,153)	(138,448)	(88,510)	(5,447,638)

Net Loss Per Share - Basic and Diluted	-	-	-	(0.02)

Weighted Average Number of Shares Outstanding	75,919,000	12,082,000	55,554,000	4,681,000

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine months Ended September 30, 2012 $	For the Nine months Ended September 30, 2011 $	Accumulated From August 23, 2005 (Inception) to September 30, 2012 $

Operating Activities
Net loss	(138,448)	(88,510)	(2,444,674)
Discontinued Operations	-	-	(3,055,354)
Adjustments to reconcile net loss to cash
Shares issued for accrued fees – related party	-	-	202,400
Donated services and expenses	-	-	20,000
Loss on sale of subsidiary	-	-	1,018,001
Gain on settlement of debt	(15,640)	-	(15,640)
Foreign currency loss	601	-	601
Change in operating assets and liabilities
Increase in accounts payable	75,659	30,975	155,262
Increase in accrued expenses – related party	36,000	36,000	719,497

Net Cash Used in Operating Activities	(41,828)	(21,535)	(3,262,474)

Investing Activities

Net Cash to Investing Activities	-	-

Financing Activities
Increase in notes payable	41,828	21,535	400,367
Proceeds from sale of common stock	-	-	2,862,107

Net Cash Provided by Financing Activities	41,828	21,535	3,262,474

Increase in Cash	-	-

Cash - Beginning of Period	-	-	-
			-
Cash - End of Period	-	-	-

Supplemental Disclosures:
Interest paid	-	-	32,452
Income taxes paid	-	-	-

Non-cash Financing and Investing Activities:
Accrued expenses settled in common stock	-	-	202,400
Settlement of debt with shares	124,000	13,000	1,175,634

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

Our financial statements included herein have been prepared on a going concern basis, which implies we will continue to discharge our liabilities in the normal course of business. We have not generated revenues since December 1, 2008 and have had no revenue generating operations. Our continuation as a going concern is dependent upon our ability to reorganize our share capital, obtain equity financing and secure new business operations. As at September 30, 2012, we had no assets and debt of $843,679 and accumulated losses of $5,448,653 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

The Company’s sole director, President and Chief Executive Officer is owed $4,000 per month for services rendered. The Company has charged $36,000 to operations for the nine months ended September 30, 2012 and 2011. On March 31, 2012 the Company settled $80,000 of amounts owing by issuing 40,000,000 shares at $0.002 per share. As at September 30, 2012 a total of $59,000 was owed. This amount is unsecured, non-interest bearing and due on demand.

4.	Notes Payable

The Company received loans of $332,332 by family members of two former senior officers and directors of the Company. This loan was purchased by a non-related party during 2011. These loans are unsecured; bear interest at 12% per annum and due on demand. As at September 30, 2012 there was accrued interest of $178,549. This non-related party also purchased $30,400 of non-interest bearing debt owing to the former Chief Executive Officer and has paid certain expenses of the Company totaling $35,026 which is non-interest bearing, unsecured and due on demand.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and nine months ended September 30, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and nine months ended September 30, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

At the present time, we are focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors.

As indicated above, on July 9, 2012, we entered into an Agreement in Principle with Telupay, a Jersey Channel Islands limited liability company, pursuant to which we intend to acquire all of the issued and outstanding shares of Telupay by way of a Merger Agreement. Telupay is an early stage company focused on the development and initial commercialization of mobile banking and payment applications and systems.  Telupay is currently pursuing opportunities with certain institutional clients, primarily in the Philippines.

Pursuant to our Agreement in Principle with Telupay, we intend to purchase all of the issued and outstanding shares of Telupay by way of Merger Agreement (the “Acquisition”), subject to entry into a formal merger agreement (the “Formal Merger Agreement”) to be entered into with Telupay and its shareholders on or before August 31, 2012.  The Formal Merger Agreement shall have, among other terms and conditions, the following basic terms and conditions:

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

Three Months ended September 30, 2012 and 2011

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

Operating expenses for the three months ended September 30, 2012, relating to ongoing operations, are general and administrative which increased by $63,000 to $76,000 (2011 - $13,000). The most significant expense was legal fees associated with the filing of our S1 Registration Statement and our agreements with Telupay which totaled 60,000.

Net Loss

The net loss for the three months ended September 30, 2012 increased by $66,000 to $86,000 (2011 - $20,000) which included operating expenses of $76,000 (2011 - $13,000) and interest expense of $10,000 (2011 – $10,000).

Nine months ended September 30, 2012 and 2011

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

Operating expenses for the nine months ended September 30, 2012, relating to ongoing operations, are general and administrative which increased by $69,000 to $123,000 (2011 - $55,000). The most significant expense was legal fees associated with the filing of our S1 Registration Statement and our agreements with Telupay which totaled 71,000.

Net Loss

The net loss for the nine months ended September 30, 2012 increased by $49,000 to $137,000 (2011 - $89,000) which included operating expenses of $124,000 (2011 - $55,000), forgiveness of debt of $16,000 (2011 - $nil) and interest expense of $30,000 (2011 – $30,000).

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of September 30, 2012 our total assets were $nil and our total liabilities were $844,000 after settling $124,000 of accrued expenses by issuing 62,000,000 shares at $0.002 per share on March 31, 2012.

Cash to Operating Activities

During 2012 we used $42,000 (2011 - $22,000) of cash in operating activities made up of our net loss of $138,000 (2011 - $89,000) and adding back forgiveness of debt of $16,000 (2011 - $nil) and an increase in current liabilities of $112,000 (2011 - $67,000).

Cash to Investing Activities

We had no investing activities during 2012 and 2011.

Cash from Financing Activities

During 2012 we had an increase of $42,000 (2011 - $22,000) in financing activities made up of an increase in notes payable of $42,000 (2011 - $22,000).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer.  Based upon that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

There were no sales of unregistered securities during the quarter ended September 30, 2012.

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

I-LEVEL MEDIA GROUP INCORPORATED

By:	"Francis Chiew" Francis Chiew President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director
Date:	November 14, 2012