Form 10-K
period 2012-12-31
I-LEVEL MEDIA GROUP INC
filed 2013-03-22
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes  [X]   No  [  ]

The aggregate market value of the common stock held by non-affiliates computed as at March 21, 2013 was approximately $5,000,000 using the closing bid price of $0.23.

As of March 21, 2013, there were 75,918,825 shares of the Company’s common stock issued and outstanding.

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

__________

I-LEVEL MEDIA GROUP INCORPORATED

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1. BUSINESS

Name, Incorporation and Principal Offices

Our principal offices are located at 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020, and our telephone number is +86 10-65-911-544.

Overview

We are a development stage company currently focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors, specifically, in the area of mobile banking and payment applications systems through an acquisition of Telupay PLC (“Telupay”), a limited liability company under the laws of the Jersey Channel Islands.  On December 13, 2012, we entered into a definitive merger agreement and plan of merger (the “Merger Agreement”) with Telupay, which contemplates Telupay merging with and into a wholly owned subsidiary of our Company in a stock-for-stock merger to be effected under the laws of Nevada, as more fully described below under “Plan of Operations.”  The merger is subject to various conditions, including the approval of Telupay’s shareholders. Telupay is an early stage company focused on the development and initial commercialization of mobile banking and payment applications and systems.  Telupay is currently pursuing opportunities with certain institutional clients, primarily in the Philippines.

Our financial statements included herein have been prepared on a going concern basis, which implies we will continue to discharge our liabilities in the normal course of business.  We have not had operations and have not generated any revenues since December 1, 2008.  As such, we are considered a shell company.  Our continuation as a going concern is dependent upon our ability to reorganize our share capital, obtain equity financing and secure new business operations.  As at December 31, 2012, we had no assets and debt of 951,316 and accumulated losses of $5,556,290 since inception.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Our principal offices are located at 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020, and our telephone number is +86 10-65-911-544.

Plan of Operations

At the present time, we are focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors, specifically, in the area of mobile banking and payment applications systems through an acquisition of Telupay.  We estimate that we will require financing in the amount of approximately $100,000 over the next twelve months to sustain the minimal operations of our shell company and eventually recommence operations.

On December 13, 2012, we entered into a definitive Merger Agreement with Telupay, a limited liability company under the laws of the Jersey Channel Islands, which contemplates Telupay merging with and into a wholly owned subsidiary of our Company (“i-Level Merge co”) in a stock-for-stock merger.  Telupay is an early stage company focused on the development and initial commercialization of mobile banking and payment applications and systems.  Telupay is currently pursuing opportunities with certain institutional clients, primarily in the Philippines.

Upon completion of the merger, it is anticipated that approximately 58,579,196 shares of i-Level common stock will be issued to the former Telupay stockholders to acquire Telupay.

Under the terms of the Merger Agreement, Telupay’s stockholders will receive 1.2 shares of i-Level common stock for every one share of Telupay common stock. With 48,815,997 shares of Telupay common stock outstanding, it is anticipated that approximately 58,579,196 shares of i-Level common stock will be issued to the former Telupay stockholders upon completion of the merger, representing approximately 77% of the issued and outstanding common stock of i-Level. Based on the closing market price of i-Level’s common stock of $0.09 per share on December 13, 2012, the total share consideration to be issued to Telupay’s stockholders will have value of approximately $5,272,128.  Upon completion of the merger, i-Level Merge co will be the surviving corporation and become vested with all of Telupay’s assets and property as well as liabilities and obligations.

The exchange ratio which determines the number of shares of i-Level common stock that are to be issued on completion of the merger to the Telupay stockholders is subject to reduction by the shares of Telupay common stock held by those stockholders, if any, who elect to exercise dissent rights under Jersey, Channel Islands law. The exchange ratio also may be adjusted by good faith negotiation between the parties, if required, having regard to the results of the due diligence investigation of both party’s business and affairs by the other party.

The Merger Agreement requires at closing that i-Level’s present Chief Executive Officer, Francis Chiew, shall tender back to the treasury or i-Level for cancellation an aggregate of 47,000,000 restricted common shares of i-Level from his present holdings.

The merger is subject to various other conditions, including: the approval of the stockholders of Telupay; completion by each party, to its satisfaction, of due diligence investigation of the other party’s business and affairs to determine the feasibility, economic or otherwise, of the merger (which due diligence has been completed by both parties as of the date hereof); the number of holders of Telupay common stock exercising dissent rights available to them under Jersey, Channel Islands law shall not exceed 15% of the total issued and outstanding shares of Telupay common stock; and other customary conditions.

In short, it is our intention to acquire Telupay, an operating company.  If we successfully achieve this acquisition, we plan on filing the appropriate Form 10 information.

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

Quarter Ended	High Bid	Low Bid
December 31, 2012	$0.21	$.06
September 30, 2012	$.06	$0.06
June 30, 2012	$0.14	$0.05
March 31, 2012	$0.07	$0.05
December 31, 2011	$0.10	$0.02
September 30, 2011	$0.70	$0.10
June 30, 2011	$1.18	$0.13
March 31, 2011	$0.77	$0.16

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

Number of Shareholders

As of March 21, 2013, there were 75,918,825 shares of our common stock issued and outstanding and approximately 1,500 shareholders. The transfer agent of our common stock is Transhare Corporation 4626 S. Broadway, Englewood, CO 80113.

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

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2012.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we did not issue any securities in unregistered transactions:

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2012 and 2011 and (ii) the section entitled “Business”, included in Item 1 in this Form 10-K Annual Report.

The discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

As indicated above, at the present time, we are focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors, specifically, in the area of mobile banking and payment applications systems through an acquisition of Telupay.  We estimate that we will require financing in the amount of approximately $100,000 over the next twelve months to sustain the minimal operations of our shell company and eventually recommence operations.

On December 13, 2012, we entered into a definitive Merger Agreement with Telupay, a limited liability company under the laws of the Jersey Channel Islands, which contemplates Telupay merging with and into a wholly owned subsidiary of our Company (“i-Level Merge co”) in a stock-for-stock merger.  Telupay is an early stage company focused on the development and initial commercialization of mobile banking and payment applications and systems.  Telupay is currently pursuing opportunities with certain institutional clients, primarily in the Philippines.

Upon completion of the merger, it is anticipated that approximately 58,579,196 shares of i-Level common stock will be issued to the former Telupay stockholders to acquire Telupay.

Under the terms of the Merger Agreement, Telupay’s stockholders will receive 1.2 shares of i-Level common stock for every one share of Telupay common stock. With 48,815,997 shares of Telupay common stock outstanding, it is anticipated that approximately 58,579,196 shares of i-Level common stock will be issued to the former Telupay stockholders upon completion of the merger, representing approximately 77% of the issued and outstanding common stock of i-Level. Based on the closing market price of i-Level’s common stock of $0.09 per share on December 13, 2012, the total share consideration to be issued to Telupay’s stockholders will have value of approximately $5,272,128.  Upon completion of the merger, i-Level Merge co will be the surviving corporation and become vested with all of Telupay’s assets and property as well as liabilities and obligations.

The exchange ratio which determines the number of shares of i-Level common stock that are to be issued on completion of the merger to the Telupay stockholders is subject to reduction by the shares of Telupay common stock held by those stockholders, if any, who elect to exercise dissent rights under Jersey, Channel Islands law. The exchange ratio also may be adjusted by good faith negotiation between the parties, if required, having regard to the results of the due diligence investigation of either party’s business or affairs by the other party.

The Merger Agreement requires at closing that i-Level’s present Chief Executive Officer, Francis Chiew, shall tender back to the treasury or i-Level for cancellation an aggregate of 47,000,000 restricted common shares of i-Level from his present holdings.

The merger is subject to various other conditions, including: the approval of the stockholders of Telupay; completion by each party, to its satisfaction, of due diligence investigation of the other party’s business and affairs to determine the feasibility, economic or otherwise, of the merger (which due diligence has been completed by both parties as of the date hereof); the number of holders of Telupay common stock exercising dissent rights available to them under Jersey, Channel Islands law shall not exceed 15% of the total issued and outstanding shares of Telupay common stock; and other customary conditions.

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

Milestones

The following are our milestones: (1) complete the acquisition of Telupay; (3) finance its development or further its growth; and (4) generate revenues and profits therefrom.

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

Year ended December 31, 2012 and 2011

The following discussion sets forth certain financial information relating to our operations for the years ended December 31, 2012 (“2012”) and December 31, 2011 (“2011”). The financial information presented has been derived from the audited financial statements included under Item 8 in this Form 10-K.

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

Operating expenses for the 2012, relating to ongoing operations, are general and administrative which increased by $151,000 to $221,000 (2011 - $70,000). The most significant expenses were fees accrued to our CEO totaling $48,000 (2011 - $48,000) and legal fees associated with the filing of our S1 Registration Statement and our agreements with Telupay which totaled $153,000 (2011 - $60,000).

Net Loss

The net loss for the year ended December 31, 2012 increased by $136,000 to $246,000 (2011 - $110,000) which included operating expenses of $221,000 (2011 - $70,000) and interest expense of $40,000 (2011 – $40,000).

Year ended December 31, 2011 and 2010

The following discussion sets forth certain financial information relating to our operations for the years ended December 31, 2011 (“2011”) and December 31, 2010 (“2010”). The financial information presented has been derived from the audited financial statements included under Item 8 in this Form 10-K.

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

Operating expenses for the 2011, relating to ongoing operations, are general and administrative which increased by $18,000 to $70,000 (2010 - $52,000). The most significant expenses were fees accrued to our CEO totaling $48,000 (2010 - $48,000).

Net Loss

The net loss for the year ended December 31, 2011 increased by $18,000 to $110,000 (2010 - $92,000) which included operating expenses of $70,000 (2010 - $52,000) and interest expense of $40,000 (2010 – $40,000).

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of December 31, 2012 our total assets were $nil and our total liabilities were $951,000 after settling $124,000 of accrued expenses by issuing 62,000,000 shares at $0.002 per share on March 31, 2012.

Cash to Operating Activities

During 2012 we used $116,000 (2011 - $111,000) of cash in operating activities made up of our net loss of $246,000 (2011 - $110,000) and adding back forgiveness of debt of $16,000 (2011 - $nil) and an increase in current liabilities of $145,000 (2011 - $(1,000)).

Cash to Investing Activities

We had no investing activities during 2012 and 2011.

Cash from Financing Activities

During 2012 we had an increase of $116,000 (2011 - $111,000) in financing activities made up of an increase in notes payable of $68,000 (2011 - $63,000) representing accrued interest and expenses paid on our behalf and an increase in due to related party of $48,000 (2011 - $48,000) representing accrued fees owing to our CEO.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2012, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 7.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Article 8 of Regulation S-X follow:

2011 Report of Independent Registered Public Accounting Firm

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

/s/Weaver, Martin & Samyn, LLC

Weaver, Martin & Samyn, LLC
Kansas City, MO
March 30, 2012

2012 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
i-level Media Group, Incorporated

We have audited the accompanying balance sheet of i-level Media Group, Incorporated as of December 31, 2012 and the related statement of operations, stockholders’ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-level Media Group, Incorporated as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, had negative cash flows from operations and has ceased operations and divested itself of its subsidiaries. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 21, 2013

i-level Media Group Incorporated (A Development Stage Company)
Balance Sheets
As at December 31, 2012 and December 31, 2011

	December 31, 2012 $	December 31, 2011 $

Assets

Current Assets
Cash	-	-

Total Assets	-	-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	212,858	145,822
Accrued expenses	65,000	44,000
Due to related party (Note 3)	71,000	103,000
Notes payable (Note 4)	602,458	534,478

Total Current Liabilities	951,316	827,300

Commitments and contingencies	-	-

Stockholders' Deficit
Common Stock, (Note 5) 1,000,000,000 shares authorized, $0.001 par value 75,918,825 and 13,918,825 issued and outstanding, respectively	75,919	13,919
Additional Paid-in Capital	4,535,075	4,473,075
Foreign Currency Translation	(6,020)	(4,089)
Deficit Accumulated During the Development Stage	(5,556,290)	(5,310,205)

Total Stockholders’ Deficit	(951,316)	(827,300)

Total Liabilities and Stockholders' Deficit	-	-

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2012 $	For the Year Ended December 31, 2011 $	Accumulated From August 23, 2005 (Inception) to December 31, 2012 $

Revenue	-	-	-

Expenses
Consulting fees – related party	48,000	48,000	418,080
Professional fees	163,527	15,000	375,454
General and administrative	9,608	7,295	487,267

Total Operating Expenses	221,135	70,295	1,280,801

Loss from Operations	(221,135)	(70,295)	(1,280,801)

Other Income (Expense):
Forgiveness of debt	15,640	-	15,640
Foreign currency gain (loss)	(601)	-	(601)
Interest expense, net	(39,989)	(40,467)	(217,173)

Total Other Income (Expense)	(24,950)	(40,467)	(202,134)
Net Loss from Continuing Operations	(246,085)	(110,762)	(1,482,935)

Extraordinary items:

Net Loss on Sale of Subsidiary	-	-	(1,018,001)

Loss Before Discontinued Operations	(246,085)	(110,762	(2,500,936)
Discontinued Operations	-	-	(3,055,354)

Net Loss	(246,085)	(110,762)	(5,556,290)

Net Loss Per Share - Basic and Diluted	-	(0.02)

Weighted Average Number of Shares Outstanding	55,554,000	7,045,000

(See accompanying notes to these financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2012 $	For the Year Ended December 31, 2011 $	Accumulated From August 23, 2005 (Inception) to December 31, 2012 $

Operating Activities
Net loss	(246,085)	(110,175)	(2,500,936)
Discontinued Operations	-	-	(3,055,354)
Adjustments to reconcile net loss to cash:
Shares issued for accrued fees – related party	-	-	202,400
Donated services and expenses	-	-	20,000
Loss on sale of subsidiary	-	-	1,018,001
Gain on settlement of debt	(15,640)	-	(15,640)
Foreign currency loss	601	-	601
Change in operating assets and liabilities
Increase (decrease) in accounts payable and accruals	145,144	(839)	906,374

Net Cash Used in Operating Activities	(115,980)	(111,014)	(3,424,554)

Investing Activities

Net Cash to Investing Activities	-	-	-

Financing Activities
Increase in notes payable	67,980	63,014	438,447
Increase in due to related party	48,000	48,000	124,000
Proceeds from sale of common stock	-	-	2,862,107

Net Cash Provided by Financing Activities	115,980	111,014	3,424,554

Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-
			-
Cash - End of Period	-	-	-

Supplemental Disclosures:
Interest paid	-	-	32,452
Income taxes paid	-	-	-

Non-cash Financing and Investing Activities:
Accrued expenses settled in common stock	-	-	202,400
Settlement of debt with shares	124,000	13,000	1,299,634

(See accompanying notes to these financial statements)

i-Level Media Group Incorporated (A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From August 23, 2005 (Date of Inception) to December 31, 2012

			Additional	Foreign
	Common		Paid-in	Currency
	Stock	Amount	Capital	Translation	Accumulated	Total
	#	$	$	$	$	$

Issuance of Shares on August 23, 2005 (Inception)	-	-	-	-	-	-
Issued for cash	585,714	586	3,414	-	-	4,000
Issued for cash	243,071	243	82,757	-	-	83,000
Donated Services and Expenses	-	-	5,000	-	-	5,000
Net Loss for the Period from Operations	-	-	-	-	(22,979)	(22,979)
Net Loss for the Period from Discontinued Operations	-	-	-	-	(453,691)	(453,691)

Balance - December 31, 2005	828,785	829	91,171	-	(476,670)	(384,670)
Donated Services and Expenses	-	-	15,000	-	-	15,000
Net Loss for the Year From Operations	-	-	-	-	(110,918)	(110,918)
Net Loss for the Year From Discontinued Operations	-	-	-	-	(388,517)	(388,517)

Balance - December 31, 2006	828,785	829	106,171	-	(976,105)	(869,105)
Cancellation of founders shares	(585,714)	(586)	586	-	-	-
Shares issued to acquire subsidiaries	385,714	386	350,467	-	-	350,853
Shares issued to settle debt	86,167	86	809,415	-	-	809,501
Shares issued in a unit private placement	37,143	37	1,299,963	-	-	1,300,000
Shares issued in a unit debt private placement	5,714	6	199,994	-	-	200,000
Shares issued in a private placement	7,653	8	374,992	-	-	375,000
Shares issued in a unit private placement	28,571	28	499,972	-	-	500,000
Shares issued as a finders’ fee	1,714	2	29,898	-	-	30,000
Capital raising costs	-	-	(30,000)	-	-	(30,000)
Shares issued pursuant to a financial services contract	14,286	14	172,486	-	-	172,500
Shares issued in a unit private placement	35,714	36	499,964	-	-	500,000
Capital raising costs	-	-	(69,894)	-	-	(69,894)
Net Loss for the Year From Operations	-	-	-	-	(435,720)	(435,720)
Net Loss for the Year From Discontinued Operations	-	-	-	-	(1,639,214)	(1,639,214)

Balance – December 31, 2007	845,747	846	4,244,014	-	(3,051,039)	1,193,921
Shares issued to settle debt	2,143	2	29,998	-	-	30,000
Net Loss for the Year From Operations	-	-	-	-	(1,340,475)	(1,340,475)
Net Loss for the Year From Discontinued Operations	-	-	-	-	(573,932)	(573,932)

Balance - December 31, 2008	847,891	848	4,274,012	-	(4,965,446)	(690,586)
Net Loss for the Year	-	-	-	-	(142,214)	(142,214

Balance - December 31, 2009	847,891	848	4,274,012	-	(5,107,660)	(832,800)
Shares issued to settle debt	42,857	43	149,957	-	-	150,000
Shares issued to settle debt	28,077	28	49,106	-	-	49,133
Foreign currency translation				(7,222)	-	(7,222)
Net Loss for the Year	-	-	-	-	(92,369)	(92,369)

Balance - December 31, 2010	918,825	919	4,473,075	(7,222)	(5,200,030)	(733,258)
Shares issued to settle debt	13,000,000	13,000	-		-	13,000
Foreign currency translation				3,133	-	3,133
Net Loss for the Year	-	-	-		(110,175)	(110,175)

Balance - December 31, 2011	13,918,825	13,919	4,473,075	(4,089)	(5,310,205)	(827,300)
Shares issued to settle debt	62,000,000	62,000	62,000	-	-	124,000
Foreign currency translation	-	-	-	(1,931)	-	(1,931)
Net Loss for the Year	-	-	-		(246,085)	(246,085)
Balance - December 31, 2012	75,918,825	75,919	4,535,075	(6,020)	(5,556,290)	(951,316)

i-Level Media Group Incorporated (A Development Stage Company)
Notes to Financial Statements

1.	Nature of Operations and Presentation

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

Fair Value

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. See Note 9.

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

Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2012 and 2011 due to their short-term nature.

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

Stock-based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

During the years ended December 31, 2012 and 2011, the Company recorded did issue stock-based compensation expense. Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of its statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2012 and 2011, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on the Company’s net loss. There were no potentially dilutive common share equivalents relating to stock purchase warrants issued, as at December 31, 2012 and 2011.

Recent Pronouncements

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

3.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at December 31, 2012, the Company had no assets and debt of $951,316 and had accumulated losses of $5,556,290 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At the present time, the Company is focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications area.

4.	Due to Related Party

The Company’s sole director, President and Chief Executive Officer is paid $4,000 per month for services rendered. The Company has charged $48,000 to operations for the year ended December 31, 2012 and 2011. On March 31, 2012 the Company settled $80,000 of amounts owing by issuing 40,000,000 shares at $0.002 per share. As at December 31, 2012 a total of $71,000 was owed. This amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

The Company received loans of $332,332 by family members of two former senior officers and directors of the Company. These loans were purchased by a non-related party during 2011. These loans are unsecured, due on demand and bear interest at 12% per annum. As at December 31, 2012 there was interest of $148,611 accrued.

This non-related party also purchased $30,400 of non-interest bearing debt owing to the former Chief Executive Officer and had paid certain expenses of the Company totaling $51,126 which is non-interest bearing, unsecured and due on demand.

6.	Common Stock

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

On July 13, 2011 the Company settled $13,000 of debt owing to the Chief Executive Officer and issued 13,000,000 shares at $.001 per share.

On March 31, 2012 the Company settled $80,000 of debt owing to the Chief Executive Officer and issued 40,000,000 shares at $.002 per share.

On March 31, 2012 the Company settled $44,000 of accrued expenses and issued 22,000,000 shares at $.002 per share.

7.	Stock Options and Warrants Outstanding

As at December 31, 2012 and 2011 there were no stock options or warrants outstanding.

8.	Income Taxes

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

The components of the net deferred tax asset at December 31, 2012 and 2011 and the effective tax rate and the estimated amount of the valuation allowance are scheduled below:

	December 31, 2012 $	December 31, 2011 $
Cumulative Combined Net Operating Losses

Cumulative Combined Net Operating Losses	2,277,000	2,031,000
Effective Tax Rate	34%	34%
Deferred Tax Asset	775,000	691,000
Valuation Allowance	(775,000)	(691,000)
Net Deferred Tax Asset	-	-

9.	Fair Value Measurements

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:	-	-	-	-
Liabilities:
Due to related party	-	71,000	-	71,000
Notes payable	-	602,458332	-	602,458

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:	-	-	-	-
Liabilities:
Due to related party	-	103,000	-	103,000
Notes payable	-	534,478	-	534,478

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Francis Chiew, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Position Held
Francis Chiew	51	President, Chief Executive Financial and Accounting Officer, Secretary and Director

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2012 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Francis Chiew President, Chief Executive Officer and Chief Financial Officer	2012	48,000	Nil	Nil	Nil	Nil	Nil	Nil	48,000
	2011	48,000	Nil	Nil	Nil	Nil	Nil	Nil	48,000

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

Outstanding Equity Awards

As at December 31, 2012, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

We did not pay our director any fees or other compensation for acting as a director during our fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 21, , 2013 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Executive Officers and Directors
Francis Chiew- 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020	53,000,000	69.8%
All executive officers and directors as a group (1 persons)	53,000,000	69.8%

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized For Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2012:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by L.L. Bradford & Company, LLC during 2012 and by our former independent auditors, Weaver, Martin & Samyn LLC, during 2011 for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category		2012 Fees		2011 Fees
Audit Fees	$		$
L.L. Bradford & Company, LLC		-		-
Weaver, Martin & Samyn, LLC		10,500		-
Audit-Related Fees		-		-
Tax Fees		-		-
All Other Fees		-		-
Total Fees		$19,000		$29,750

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by Weaver, Martin & Samyn, LLC in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2011.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2012 Annual Report on Form 10-K.

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
______________________
Francis Chiew,
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director

Date: March 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Francis Chiew
__________________
Francis Chiew,
President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Secretary, Treasurer and sole director

Date: March 21, 2013