Form 10-Q
period 2013-03-31
I-LEVEL MEDIA GROUP INC
filed 2013-05-15
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended March 31, 2013

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

The registrant had 75,918,825 shares of common stock outstanding as of May 15, 2013.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2012, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

The following unaudited interim financial statements of i-Level Media Group Incorporated (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

i-level Media Group Incorporated (A Development Stage Company)
Condensed Balance Sheets

	March 31, 2013 $	December 31, 2012 $

Assets

Current Assets
Cash	-	-

Total Assets	-	-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	185,259	212,858
Accrued expenses	90,000	65,000
Due to related party (Note 3)	83,000	71,000
Notes payable (Note 4)	652,052	602,458

Total Current Liabilities	1,010,311	951,316

Commitments and contingencies	-	-

Stockholders' Deficit

Common Stock, (Note 5) 1,000,000,000 shares authorized, $0.001 par value 75,918,825 and 13,918,825 issued and outstanding, respectively	75,919	75,919
Additional Paid-in Capital	4,535,075	4,535,075
Foreign Currency Translation	(6,020)	(6,020)
Deficit Accumulated During the Development Stage	(5,615,285)	(5,556,290)

Total Stockholders’ Deficit	(1,010,311)	(951,316)

Total Liabilities and Stockholders' Deficit	-	-

(See accompanying notes to these condensed financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $	Accumulated From August 23, 2005 (Inception) to March 31, 2013 $

Revenue	-	-	-

Expenses
Consulting fees – related party	12,000	12,000	430,080
Professional fees	32,768	7,091	408,222
General and administrative	4,393	2,529	491,660

Total Operating Expenses	49,161	21,620	1,329,962

Loss from Operations	(49,161)	(21,620)	(1,329,962)

Other Income (Expense):
Forgiveness of debt	-	15,640	15,640
Foreign currency gain (loss)	-	(601)	(601)
Interest expense, net	(9,833)	(9,943)	(227,006)

Total Other Income (Expense)	(9,833)	5,096	(211,967)
Net Loss from Continuing Operations	(58,994)	(16,524)	(1,541,929)

Extraordinary items:

Net Loss on Sale of Subsidiary	-	-	(1,018,001)

Loss Before Discontinued Operations	(58,994)	(16,524)	(2,559,930)
Discontinued Operations	-	-	(3,055,354)

Net Loss	(58,994)	(16,524)	(5,615,284)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	75,919,000	14,600,000

(See accompanying notes to these condensed financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $	Accumulated From August 23, 2005 (Inception) to March 31, 2013 $

Operating Activities
Net loss	(58,995)	(16,524)	(2,559,931)
Discontinued operations	-	-	(3,055,354)
Adjustments to reconcile net loss to cash:
Shares issued for accrued consulting fees – related party	-	-	202,400
Gain on settlement of debt	-	(15,640)	(15,640)
Loss on sale of subsidiary			1,018,001
Donated services and expenses	-	-	20,000
Foreign currency loss	-	601	601
Change in operating assets and liabilities
Increase (decrease) in accounts payable and accruals	(2,599)	17,248	903,775

Net Cash Used in Operating Activities	(61,594)	(14,315)	(3,486,148)

Investing Activities

Net Cash to Investing Activities	-	-	-

Financing Activities
Proceeds from notes payable	49,594	14,315	488,041
Increase in due to related party	12,000	12,000	136,000
Proceeds from sale of common stock	-	-	2,862,107

Net Cash Provided by Financing Activities	61,594	26,315	3,486,148

Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Accrued expenses settled in common stock	-	-
Settlement of debt with shares	-	-

(See accompanying notes to these condensed financial statements)

i-Level Media Group Incorporated (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at March 31, 2013, the Company had no assets and debt of $1,010,311 and had accumulated losses of $5,615,285 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At the present time, the Company is focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications area.

4.	Due to Related Party

The Company’s sole director, President and Chief Executive Officer is paid $4,000 per month for services rendered. The Company has charged $12,000 (2012 - $12,000) to operations for quarter. As at March 31, 2013 a total of $83,000 was owed. This amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

The Company received loans of $332,332 by previously related parties of the Company. These loans were purchased by a non-related party during 2011. These loans are unsecured, due on demand and bear interest at 12% per annum. As at March 31, 2013 there was interest of $198,434 accrued. Interest of $9,833 (2012 - $9,943) was accrued and charged to operations.

This non-related party also purchased $30,400 of non-interest bearing debt owing to the former related parties and had paid certain expenses of the Company totaling $90,886 which is non-interest bearing, unsecured and due on demand.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our unaudited interim condensed financial statements and related notes for the three months ended March 31, 2013 (“2013”) and March 31, 2012 (“2012”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Milestones

The following are our milestones: (1) complete the acquisition of Telupay; (2) finance its development or further its growth; and (3) generate revenues and profits therefrom.

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

Three Months Ended March 31, 2013 (“2013”) and March 31, 2012 (“2012”)

Revenue

Our initial operations included the acquisition and exploration of mineral resources. We changed our primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China until this business ceased operations on December 1, 2008 and is considered a discontinued operation. As of December 1, 2008 we do nott have any revenues or a business to generate revenues.

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

Operating expenses for 2013, relating to ongoing operations, are general and administrative which increased by $28,000 to $49,000 (2012 - $21,000). The most significant expenses were fees accrued to our CEO totaling $12,000 (2012 - $12,000) and legal fees associated with the filing an amendment to our S1 Registration Statement and advancing our agreements with Telupay which totaled $25,000 (2012 - $1,000).

Net Loss

The net loss for 2013 increased by $43,000 to $59,000 (2012 - $16,000) which included operating expenses of $49,000 (2012 - $21,000) and interest expense of $10,000 (2012 – $10,000).

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of March 31, 2013 our total assets were $nil and our total liabilities were $1,010,000.

Cash to Operating Activities

During 2013 we used $62,000 (2012 - $17,000) of cash in operating activities made up of our net loss of $59,000 (2012 - $17,000) and adding back forgiveness of debt of $nil (2012 - $16,000) and a net decrease in current liabilities of $3,000 (2012 - $1,000).

Cash to Investing Activities

We had no investing activities during 2013 and 2012.

Cash from Financing Activities

During 2013 we had an increase of $62,000 (2012 - $26,000) in financing activities made up of an increase in notes payable of $50,000 (2012 - $14,000) representing accrued interest and expenses paid on our behalf and an increase in due to related party of $12,000 (2012 - $12,000) representing accrued fees owing to our CEO.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

I-LEVEL MEDIA GROUP INCORPORATED

By:	"Francis Chiew" Francis Chiew President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director

Date:	May 15, 2013