Form 10-Q
period 2013-06-30
I-LEVEL MEDIA GROUP INC
filed 2013-07-12
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2013

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

The registrant had 75,918,825 shares of common stock outstanding as of July 12, 2013.

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
Condensed Balance Sheets

	June 30, 2013 $	December 31, 2012 $

Assets

Current Assets

Cash	-	-

Total Assets	-	-

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	250,736	212,858
Accrued expenses	-	65,000
Due to related party (Note 3)	95,000	71,000
Notes payable (Note 4)	678,341	602,458

Total Current Liabilities	1,024,077	951,316

Commitments and contingencies	-	-

Stockholders' Deficit

Common Stock, (Note 5) 1,000,000,000 shares authorized, $0.001 par value 75,918,825 issued and outstanding	75,919	75,919
Additional Paid-in Capital	4,535,075	4,535,075
Foreign Currency Translation	(6,020)	(6,020)
Deficit Accumulated During the Development Stage	(5,629,051)	(5,556,290)

Total Stockholders’ Deficit	(1,024,077)	(951,316)

Total Liabilities and Stockholders' Deficit	-	-

(See accompanying notes to these condensed financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2013 $	For the Three Months Ended June 30, 2012 $	For the Six Months Ended June 30, 2013 $	For the Six Month Ended June 30, 2012 $	Accumulated From August 23, 2005 (Inception) to June 30, 2013 $

Revenue	-	-	-	-	-

Expenses
Consulting fees – related party	12,000	12,000	24,000	24,000	442,080
Professional fees	(10,297)	11,703	22,471	18,794	397,925
General and administrative	3,621	2,221	8,014	4,750	495,281

Total Operating Expenses	5,324	25,924	54,485	47,544	1,335,286

Loss from Operations	(5,324)	(25,924)	(54,485)	(47,544)	(1,335,286)

Other Income (Expense):
Forgiveness of debt	1,500	-	1,500	15,640	17,140
Foreign currency gain (loss)	-	-	-	(601)	(601)
Interest expense, net	(9,943)	(9,943)	(19,776)	(19,885)	(236,949)

Total Other Income (Expense)	(8,443)	(9,943)	(18,276)	(4,846)	(220,410)
Net Loss from Continuing Operations	(13,767)	(35,867)	(72,761)	(52,390)	(1,555,696)

Extraordinary items:

Net Loss on Sale of Subsidiary	-	-	-	-	(1,018,001)

Loss Before Discontinued Operations	(13,767)	(35,867)	(72,761)	(52,390)	(2,573,697)
Discontinued Operations	-	-	-	-	(3,055,354)

Net Loss	(13,767)	(35,867)	(72,761)	(52,390)	(5,629,051)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	75,919,000	75,919,000	75,919,000	45,259,000

(See accompanying notes to these condensed financial statements)

i-level Media Group Incorporated (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2013 $	For the Six Months Ended June 30, 2012 $	Accumulated From August 23, 2005 (Inception) to June 30, 2013 $

Operating Activities
Net loss	(72,761)	(52,390)	(2,573,697)
Discontinued operations	-	-	(3,055,354)
Adjustments to reconcile net loss to cash:
Shares issued for accrued consulting fees – related party	-	-	202,400
Gain on settlement of debt	(1,500)	(15,640)	(17,140)
Loss on sale of subsidiary			1,018,001
Donated services and expenses	-	-	20,000
Foreign currency loss	-	601	601
Change in operating assets and liabilities
Increase (decrease) in accounts payable and accruals	(5,846)	13,529	900,528

Net Cash Used in Operating Activities	(80,107)	(53,900)	(3,504,661)

Investing Activities

Net Cash to Investing Activities	-	-	-

Financing Activities
Proceeds from notes payable	56,107	29,900	494,554
Increase in due to related party	24,000	24,000	148,000
Proceeds from sale of common stock	-	-	2,862,107

Net Cash Provided by Financing Activities	80,107	53,900	3,504,661

Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Accrued expenses settled in common stock	-	-	202,400
Settlement of debt with shares	-	124,000	1,299,634

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

The Company is a development stage company currently focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors, specifically, in the area of mobile banking and payment applications systems through an acquisition of Telupay PLC (“Telupay”), a limited liability company under the laws of the Jersey Channel Islands. On December 13, 2012, we entered into a definitive merger agreement and plan of merger (the “Merger Agreement”) with Telupay, which contemplates Telupay merging with and into a wholly-owned subsidiary, TeluPay International Inc. in a stock-for-stock merger to be effected under the laws of Nevada. The merger is subject to various conditions, including the approval of Telupay’s shareholders. Telupay is an early stage company focused on the development and initial commercialization of mobile banking and payment applications and systems. Telupay is currently pursuing opportunities with certain institutional clients, primarily in the Philippines and Peru.

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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had not generated revenues since inception and currently has no revenue generating operations. The Company has not paid dividends, and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to reorganize its share capital, obtain equity financing and secure new business operations. As at June 30, 2013, the Company had no assets and debt of $1,024,077 and had accumulated losses of $5,629,051 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At the present time, the Company is focusing on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications area.

4.	Due to Related Party

The Company’s sole director, President and Chief Executive Officer is paid $4,000 per month for services rendered. The Company has charged $12,000 (2012 - $12,000) to operations for the three months ended June 30, 2013. As at June 30, 2013 a total of $95,000 was owed. This amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

The Company received loans of $332,332 by previously related parties of the Company. These loans were purchased by a non-related party during 2011. These loans are unsecured, due on demand and bear interest at 12% per annum. As at June 30, 2013 there was interest of $208,377 accrued. Interest of $9,943 (2012 - $9,943) was accrued and charged to operations during the three months ended June 30, 2013.

This non-related party also purchased $30,400 of non-interest bearing debt owing to the former related parties and had paid certain expenses of the Company totaling $107,233 which is non-interest bearing, unsecured and due on demand.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended June 30, 2013 and 2012 should be read in conjunction with our unaudited interim condensed financial statements and related notes for the three months ended June 30, 2013 (“2013”) and June 30, 2012 (“2012”). The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

On December 13, 2012, we entered into a definitive Merger Agreement with Telupay, a limited liability company under the laws of the Jersey Channel Islands, which contemplates Telupay merging with and into our wholly-owned subsidiary, Telupay International Inc .(“Telupay International”) in a stock-for-stock merger.  Telupay is an early stage company focused on the development and initial commercialization of mobile banking and payment applications and systems.  Telupay is currently pursuing opportunities with certain institutional clients, primarily in the Philippines and Peru.

Upon completion of the merger, it is anticipated that approximately 58,579,196 shares of our common stock will be issued to the former Telupay stockholders to acquire Telupay.

Under the terms of the Merger Agreement, Telupay’s stockholders will receive 1.2 shares of our common stock for every one share of Telupay common stock. With 48,815,997 shares of Telupay common stock outstanding, it is anticipated that approximately 58,579,196 shares of our common stock will be issued to the former Telupay stockholders upon completion of the merger, representing approximately 77% of the issued and outstanding common stock of i-Level. Based on the closing market price of our common stock of $0.35 per share on July 12, 2013, the total share consideration to be issued to Telupay’s stockholders will have value of approximately $5,272,128.  Upon completion of the merger, Telupay International Inc. will be the surviving corporation and become vested with all of Telupay’s assets and property as well as liabilities and obligations.

The exchange ratio which determines the number of shares of our common stock that are to be issued on completion of the merger to the Telupay stockholders is subject to reduction by the shares of Telupay common stock held by those stockholders, if any, who elect to exercise dissent rights under Jersey, Channel Islands law. The exchange ratio also may be adjusted by good faith negotiation between the parties, if required, having regard to the results of the due diligence investigation of either party’s business or affairs by the other party.

The Merger Agreement requires at closing that our present Chief Executive Officer, Francis Chiew, shall tender back to the treasury for cancellation an aggregate of 47,000,000 restricted common shares of our common stock presently held.

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

Milestones

The following are our milestones: (1) complete the acquisition of Telupay; (2) finance its development and/or further its growth; and (3) generate revenues and profits therefrom.

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

Three Months Ended June 30, 2013 (“2013”) and June 30, 2012 (“2012”)

Revenue

Our initial operations included the acquisition and exploration of mineral resources. We changed our primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China until this business ceased operations on December 1, 2008 and is considered a discontinued operation. As of December 1, 2008 we do not have any revenues or a business to generate revenues.

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

Operating expenses for 2013, relating to ongoing operations, are general and administrative which decreased by $21,000 to $5,000 (2012 - $26,000). The most significant expenses were fees accrued to our CEO totaling $12,000 (2012 - $12,000) and legal fees. Legal fees were over-accrued in the prior periods by $24,000 compared to the invoiced amounts and as a result professional fees were negative $10,000 (2012 - $12,000).

Net Loss

The net loss for 2013 decreased by $22,000 to $14,000 (2012 - $36,000) due to the over-accrual of professional fees.

Liquidity and Capital Resources

Currently, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of June 30, 2013 our total assets were $nil and our total liabilities were $1,024,000.

Cash to Operating Activities

During the six months ended June 30, 2013 we used $80,000 (2012 - $54,000) of cash in operating activities made up of our net loss of $73,000 (2012 - $52,000) and adding back forgiveness of debt of $1,000 (2012 - $16,000) and a net decrease in current liabilities of $5,846 (2012 – net increase of $14,000).

Cash to Investing Activities

We had no investing activities during the six months ended June 30, 2013 and 2012.

Cash from Financing Activities

During the six months ended June 30, 2013 we had an increase of $80,000 (2012 - $54,000) in financing activities made up of an increase in notes payable of $56,107 (2012 - $30,000) representing accrued interest and expenses paid on our behalf and an increase in due to related party of $24,000 (2012 - $24,000) representing accrued fees owing to our CEO.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

I-LEVEL MEDIA GROUP INCORPORATED

By:	"Francis Chiew" Francis Chiew President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director

Date:	July 12, 2013