Form 10-Q
period 2013-09-30
TELUPAY INTERNATIONAL INC
filed 2013-11-14
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52069

TELUPAY INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-466350
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

First Island House, Peter Street
St. Helier, Jersey, Channel Islands JE4 8SG
(Address of principal executive offices, including zip code)

+44 (0)1534 789999
(Telephone number, including area code)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,476,831 shares of common stock as of November 14, 2013.

TELUPAY INTERNATIONAL INC.
FORM 10-Q
INDEX

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Telupay International Inc., a Nevada corporation.

NOTE REGARDING FINANCIAL REPORTING PERIODS

As a result of the acquisition of Telupay PLC on September 24, 2013, we have changed our fiscal year end from December 31 to March 31. Accordingly, we plan to file our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 with the Commission on or before June 30, 2014.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs.  You should not place undue reliance on these forward looking statements.

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we anticipate.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Condensed Balance Sheets

	September 30, 2013 (unaudited) $	March 31, 2013 $
ASSETS
Current Assets
Cash	407,375	16,770
Accounts receivable	10,536	8,679
Other receivables	5,335	4,128
Total Current Assets	423,246	29,577
Property and equipment, net of accumulated depreciation of $85,909 and $81,226, respectively	36,720	33,950
Capitalized software development costs, net of accumulated amortization of $101,208 and $75,997, respectively	131,833	155,137
Other noncurrent assets	64,644	55,136
Total Other Assets	233,197	210,273
TOTAL ASSETS	656,443	273,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accruals	676,682	388,518
Accounts payable and accruals – related party	160,804	375,504
Deferred revenue (Note 8)	22,744	24,000
Notes payable (Note 6)	707,780	76,412
Notes payable – related parties (Note 5)	316,540	316,540
Convertible notes payable (Note 6)	-	150,000
Convertible notes payable – related party (Note 5)	-	175,000
Total Current Liabilities	1,884,550	1,505,974

Deferred Tax Liability	543	543
Total Liabilities	1,885,093	1,506,517

Stockholders’ Deficit
Common Stock, 1,500,000,000 shares authorized, $0.001 par value 161,476,831 and 83,818,894 issued and outstanding, respectively, (Note 4)	161,477	83,819
Additional paid-in capital	7,277,752	6,679,717
Unamortized share-based compensation	(140,249)	(183,375)
Cumulative translation adjustments	(20,885)	(13,306)
Accumulated deficit	(8,506,745)	(7,799,572)
Total Stockholders' Deficit	(1,228,650)	(1,232,717)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	656,443	273,800

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Condensed Statements of Operations
For the Three Months and Six Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30, 2013 $	Three Months Ended September 30, 2012 $	Six Months Ended September 30 2013 $	Six Months Ended September 30, 2012 $
REVENUES	18,805	18,739	32,364	23,215

OPERATING EXPENSES
Direct operating expense	17,990	-	28,547	-
Salaries and benefits	167,717	182,964	275,375	255,912
Directors’ compensation – related parties	57,250	161,600	130,750	323,200
Travel	16,526	24,035	18,434	24,035
Professional fees	64,603	68,149	149,816	112,263
General and administrative expenses	21,578	33,028	60,616	101,839
Depreciation and amortization	15,673	18,167	32,774	39,212
Total Operating Expenses	361,337	487,943	696,312	856,461
Net Loss from Operations	(342,532)	(469,204)	(663,948)	(833,246)

OTHER INCOME (EXPENSE)
Interest expense, net	(4,850)	(5,149)	(9,724)	(9,979)
Finance costs	-	-	(7,500)	-
Other expense	(22,846)	-	(22,846)	-
Foreign exchange gain (loss)	(2,788)	(2,265)	3,155	1,262
Total Other Income (Expense)	(30,484)	(7,414)	(43,225)	(8,717)
Net loss before provision for income taxes	(373,016)	(476,618)	(707,173)	(841,963)
PROVISION FOR INCOME TAXES	-	543	-	543
NET LOSS	(373,016)	(476,075)	(707,173)	(841,963)

Basic and diluted loss per share	-	-	(0.01)	(0.01)
Weighted average shares outstanding	116,982,000	113,878,000	114,924,000	113,878,000

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2013 and 2012
(Unaudited)

	For the Six Months Ended September 30, 2013 $	For the Six Months Ended September 30, 2012 $

Operating Activities

Net loss	(707,173)	(841,963)

Adjustments to reconcile net loss to cash:
Depreciation and amortization	32,774	39,212
Other expense paid in shares	30,000	-
Amortization of deferred compensation costs	43,126	-
Foreign currency loss	(1,559)	13,442
Shares issued for services	46,500	-
Change in operating assets and liabilities

Increase in accounts receivable	(1,857)	(7,401)
Increase in other current assets	(1,207)	(14,697)
Increase (decrease) in accounts payable and accrued expenses	(17,949)	38,179
(Decrease) in accounts payable and accrued expenses – related party	(320,900)	(13,990)
(Decrease) in deferred revenue	(1,256)	(2,120)

Net Cash Used in Operating Activities	(899,501)	(789,338)

Investing Activities
Increase in other assets	(9,508)	-
Acquisition of furniture and equipment	(12,240)	(687)

Net Cash Used in Investing Activities	(21,748)	(687)

Financing Activities

Repayment of notes payable	(62,000)	-
Proceeds from notes payable – related party	-	41,414
Proceeds from sale of common stock, net of offering costs	1,373,854	793,579

Net Cash Provided by Financing Activities	1,311,854	834,993

Increase in Cash	390,605	44,968

Cash - Beginning of Period	16,770	9,789

Cash - End of Period	407,375	54,757

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Common stock issued for conversion of notes and interest	378,512	-
Common stock issued for other expenses	30,000	-
Common stock issued for financing – related party	-	11,874
Common stock issued for services	-	252,450

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Statement of Changes in Stockholders’ Deficit for the Year Ended
March 31, 2013 and the Six Months Ended September 30, 2013
(Unaudited)

			Additional	Unamortized	Accumulated
	Common		Paid-in	Stock Based	Comprehensive	Accumulated
	Stock	Amount	Capital	Compensation	Income	Deficit	Total
	#	$	$	$	$	$	$

Balance, March 31, 2012	78,271,357	78,272	5,415,416	-	14,343	(6,344,496)	(836,465)
Issuance of shares for services	954,000	954	78,546	(48,375)	-	-	31,125
Issuance of shares for services – related party	2,102,400	2,102	429,899	(135,000)	-	-	297,001
Issuance of shares for cash, net	9,123,102	9,123	737,977	-	-	-	747,100
Issuance of shares for financing – related party	1,468,035	1,468	9,779	-	-	-	11,247
Forfeiture of shares	(8,100,000)	(8,100)	8,100	-	-	-	-
Translation adjustment	-	-	-	-	(27,649)	-	(27,649)
Net loss for the year	-	-	-	-	–	(1,455,076)	(1,455,076)

Balance, March 31, 2013	83,818,894	83,819	6,679,717	(183,375)	(13,306)	(7,799,572)	(1,232,717)
Offering costs – related party	-	-	(4,275)	-	-	-	(4,275)
Issuance of shares for cash, net	20,448,000	20,448	1,220,183	-	-	-	1,240,631
Issuance of shares previously authorized	6,459,055	6,459	131,041	-	-	-	137,500
Issuance of shares for loans converted	4,542,145	4,542	373,972	-	-	-	378,514
Previously forfeited shares re-issued	2,025,000	2,025	(2,025)	-	-	-	-
Issuance of shares to settle disagreement	360,000	360	29,640	-	-	-	30,000
Forfeiture of shares	(112,500)	(112)	112	-	-	-	-
Issuance of shares for services	558,000	558	45,942	-	-	-	46,500
Amortization of stock based compensation	-	-	-	43,126	-	-	43,126
Recapitalization Transactions – September 24, 2013
Shares acquired by Telupay International Inc.	(118,098,594)	(118,099)	(8,474,307)	-	-	-	(8,592,406)
Shares of Telupay International Inc.	113,878,237	113,878	8,484,544	-	-	-	8,598,422
Cancellation of founders shares	(70,500,000)	(70,500)	70,500	-	-	-	-
Shares issued to shareholders of Telupay PLC to effect the recapitalization	118,098,594	118,099	(118,099)	-	-	-	-
Liabilities assumed of Telupay International Inc.	-	-	(1,159,193)	-	(6,020)	-	(1,165,213)
Translation adjustment	-	-	-	-	(1,559)	-	(1,559)
Net loss	-	-	-	-	-	(707,173)	(707,173)

Balance, September 30, 2013	161,476,831	161,477	7,277,752	(140,249)	(20,885)	(8,506,745)	(1,228,650)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Operations and Presentation

Telupay International Inc. (the “Company”) (formerly i-Level Media Group Incorporated) was incorporated in the State of Nevada on August 23, 2005 as Jackson Ventures Ltd. and its initial operations included the acquisition and exploration of mineral resources. In March, 2007 the Company changed its name to i-Level Media Group Incorporated (“i-Level”) and changed its business to that of developing and operating a digital media network service. This business ceased operations on December 1, 2008 and its business was wound-up.

Effective September 24, 2013, the Company completed the acquisition, by way of a Merger Agreement, of 100% of the issued and outstanding shares of Telupay PLC ("Telupay"), a company incorporated in Jersey, Channel Islands on March 2, 2010. Telupay owns the following wholly-owned subsidiaries: (i) Telupay IP Limited (Jersey, Channel Islands), to hold its intellectual property; (ii) Telupay Solutions Limited (Jersey, Channel Islands) as the operations arm of the Telupay group of companies; (iii) Telupay (M.E) FZE (Dubai, AEC), which subsequently incorporated its own subsidiary in the Philippines, Telupay (Philippines) Inc.; and (iv) Telupay UK Limited (England). Telupay and its subsidiaries are engaged in the mobile banking and payment processing business primarily in the Philippines, Peru, Indonesia, Myanmar and the United Kingdom.

As a result of the Merger Agreement, Telupay is now a wholly-owned subsidiary of the Company. Effective October 22, 2013 the Company changed its name to Telupay International Inc and effected a forward stock split of its authorized and issued outstanding shares of common stock on a 1.5 new shares for 1 old basis. As a result the Company's authorized share capital increased from 1,000,000,000 shares of common stock to 1,500,000,000 shares of common stock and correspondingly, the Company's issued and outstanding share capital increased from 107,651,214 shares of common stock to 161,476,831 shares of common stock. This forward stock split has been accounted for retroactively. The Company, as a result of the Merger Agreement, is no longer a development stage company and will not present accumulated from inception amounts.The closing of the acquisition of Telupay represented a change in control of the Company. For accounting purposes, this change of control constituted a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby the Company, as the legal acquirer, is treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing operations and historical financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  As a result of the acquisition of Telupay on September 24, 2013, the Company has changed its fiscal year end from December 31 to March 31. These financial statements include the accounts of the Company and its consolidated subsidiaries: Telupay PLC, Telupay IP Limited, Telupay Solutions Limited, Telupay (M.E) FZE (Dubai, AEC), Telupay (Philippines) Inc., and Telupay UK Limited. The statement of operations includes the accounts of i-Level from September 24, 2013 to September 30, 2013 and the accounts of Telupay and its subsidiaries for all historical presentations.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment                                 3-5 years

Furniture                                   7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of September 30, 2013.

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of The Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects it abandons.

Revenue Recognition

Revenue is derived on a per transaction basis through the Company’s technologies and a modular, adaptable platform designed to create multi-channel gateways for all types of connected devices. The Company also earns revenue for services, such as consulting, licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform.

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of September 30, 2013 and March 31, 2013, The Company determined that none of its long-term assets were impaired.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of The Company’s financial instruments approximate their fair values as of September 30, 2013 and March 31, 2013 due to their short-term nature.

Share-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees are currently comprised of restricted stock grants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees may include grants of stock, stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The fair value of option grants and warrant issuances will be calculated utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, The Company monitors both stock option and warrant exercises as well as employee termination patterns. As of September 30, 2013 and March 31, 2013, The Company recorded stock-based compensation to employees in the amounts of $8,063 and $16,125, respectively. As of September 30, 2013 and March 31, 2013, The Company recorded stock-based compensation to directors in the amounts of $13,500 and $177,000, respectively.

Foreign Currency

The Company accounts for foreign currency in accordance with ASC Topic 830 “Foreign Currency” whereby the local currency is the functional currency. Assets and liabilities of the Company’s foreign locations are translated to reporting currency at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at a weighted average monthly exchange rate for each reporting period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of September 30, 2013 and March 31, 2013, the Company reported

($1,559) and ($27,649), respectively, in cumulative translation adjustment losses related to foreign currency re-measurement.

Recent accounting pronouncements

No recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

3. Going Concern

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations since its inception.  Through September 30, 2013, the Company had accumulated losses of $8,506,745 and a working capital deficit of $1,461,304. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

4. Acquisition of Telupay PLC

Effective September 24, 2013, the Company completed the acquisition of 100% of the issued and outstanding shares of Telupay PLC ("Telupay") pursuant to a Merger Agreement. Telupay is an early stage company focused on the development and commercialization of mobile banking and payment applications and systems. Telupay is a limited liability company incorporated under the laws of the Jersey Channel Islands. Under the terms of the Merger Agreement Telupay's stockholders received 1.2 shares of i-Level common stock for every one share of Telupay common stock. With 65,610,325 (on a pre-split basis) shares of Telupay common stock outstanding, 78,732,390 (on a pre-split basis) shares of i-Level shares were issued to the former Telupay stockholders as at September 24, 2013. In addition, the Merger Agreement required that i-Level's Chief Executive Officer and director tender back to the treasury of i-Level for cancellation an aggregate of 47,000,000 (pre-split) shares of i-Level leaving 28,918,825 pre-split shares of i-Level issued prior to the Merger Agreement. Taking into account the cancellation of such shares, the shares of i-Level issued to Telupay stockholders represented 73% of the issued and outstanding common stock of i-Level post-closing, as a result the Merger Agreement represented a change in control of the Company. For accounting purposes, this change of control constitutes a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, i-Level, as the legal acquirer, is treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing obligations and operations.

The Merger Agreement also provided that all outstanding Telupay warrants would be exchanged for warrants of i-Level based on the same exchange ratio of 1.2 to 1. As a result of the Merger Agreement and the forward split such

Telupay PLC warrants have been cancelled and exchanged for 10,734,000 post-split warrants to acquire 10,734,000 post-split shares of the Company exercisable at $0.2777 per share expiring June 28, 2014.

5. Related Party Transactions

Notes payable – related parties

Telupay PLC issued short-term promissory notes totaling $316,540 as of March 31, 2013 to certain directors. The notes bear interest at 10%, are unsecured, and matured 60 days from date of issuance. These notes are currently in default, unsecured and due on demand. These directors have not demanded repayment.

Convertible notes payable – related party

Telupay PLC issued two unsecured convertible 6% demand promissory notes totaling $175,000 to a former director of Telupay PLC. As of September 30, 2013, these convertible notes were converted into common shares of Telupay prior to the merger.

Dispute with former director

On July 1, 2013, Telupay PLC entered into a settlement agreement to settle notes payable and other liabilities. Pursuant to the agreement, the Company agreed to convert outstanding amounts claimed under notes payables to 2,523,414 Telupay PLC shares; outstanding consulting fees of 1,125,000 Telupay PLC shares and outstanding fees in total amount of $90,000 was settled according to terms set in the agreement.

Executive compensation

Telupay PLC entered into executive service agreements with three directors.

Two directors, who are also officers, are entitled to monthly compensation of $7,500. During 2012, the monthly compensation was amended to $3,750 in cash and $3,750 in share-based compensation. The third director is entitled to monthly compensation of $5,000. During 2012, the monthly compensation was amended to $2,500 in cash and $2,500 in share-based compensation. On June 25, 2013, the Board of Directors authorized directors’ monthly compensation to 50% paid in cash and 50% paid in shares.

Due to former officer/director of i-Level

The Company’s former officer/director was paid $4,000 per month for services rendered up to September 24, 2013. As at September 30, 2013 a total of $106,200 was owed. This amount is unsecured, non-interest bearing and due on demand.

6. Convertible Notes and Note Payable

In 2010 Telupay PLC issued two 6% promissory notes totaling $150,000 convertible at the election of the holder at a rate of $0.30 per Telupay PLC share. On July 1, 2013 these promissory notes plus interest were converted into Telupay PLC shares.

The Company had short-term 12% interest bearing, unsecured notes of $332,332. As at September 30, 2013 there was interest of $218,428 accrued. This note holder is also owed $142,608 which is non-interest bearing, unsecured and due on demand. The total amount owing to an unrelated party is $693,368 and is now the obligation of the Company.

7. Fair Value of Financial Instruments

The Company adopted ASC Topic 820-10 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level I – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level II  – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level III – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

September 30, 2013	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$131,833	$131,833
Notes payable	–	(316,540)	–	(316,540)
Convertible notes payable	–	–	–	–
Total	$–	($316,540)	$131,833	($184,707)

March 31, 2013	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$155,137	$155,137
Notes payable	–	(316,540)	–	(316,540)
Convertible notes payable	–	(325,000)	–	(325,000)
Total	$–	($641,540)	$157,044	($486,403)

8. Commitment

On March 26, 2012, Telupay PLC entered into a five-year License Agreement for the use and distribution of its mobile banking and payment software. Telupay PLC received a non-refundable amount of $30,000 for the exclusive right to distribute, use, and to provide the software to the licensees’ clients. The amount was recorded as deferred revenue.  The agreement is renewable upon mutual agreement of both parties.

9. Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and no subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACQUISITION OF TELUPAY PLC

Effective September 24, 2013, we completed the acquisition, by way of a Merger Agreement, 100% of the issued and outstanding shares of Telupay PLC ("Telupay"), a company incorporated in Jersey, Channel Islands on March 2, 2010. Telupay owns the following wholly-owned subsidiaries: (i) Telupay IP Limited (Jersey, Channel Islands), to hold its intellectual property; (ii) Telupay Solutions Limited (Jersey, Channel Islands) as the operations arm of the Telupay group of companies; (iii) Telupay (M.E) FZE (Dubai, AEC), which subsequently incorporated its own subsidiary in the Philippines, Telupay (Philippines) Inc.; and (iv) Telupay UK Limited (England).

As a result of the Merger Agreement, Telupay PLC is now a wholly-owned subsidiary. Effective October 22, 2013 we changed our name to Telupay International Inc. and effected a forward stock split of our authorized and issued outstanding shares of common stock on a 1.5 new shares for 1 old basis. As a result our authorized share capital increased from 1,000,000,000 shares of common stock to 1,500,000,000 shares of common stock and correspondingly, our issued and outstanding share capital increased from 107,651,214 shares of common stock to 161,476,831 shares of common stock. This forward stock split has been accounted for retroactively. The Merger Agreement also provided that all outstanding Telupay PLC warrants were exchanged for warrants of Telupay International Inc. based on the same exchange ratio of 1.2 to 1. As a result of the Merger Agreement and the forward split, such Telupay PLC warrants have been cancelled and exchanged for 10,734,000 post-split warrants to acquire 10,734,000 of our post-split shares exercisable at $0.2777 per share expiring June 28, 2014.

As a result of the Merger Agreement we are no longer a development stage company and will not present accumulated from inception amounts.  The closing of the acquisition of Telupay PLC represented a change in control and thus, for accounting purposes, constituted a re-capitalization of Telupay PLC, and the acquisition has been accounted for as a reverse merger whereby Telupay International Inc., as the legal acquirer, is treated as the acquired entity, and Telupay PLC, as the legal subsidiary, is treated as the acquiring company with the continuing operations and historical financial statements.  As a result of the merger, we are now engaged in the mobile banking and payment processing business primarily in the Philippines, Peru, Indonesia, Myanmar and the United Kingdom.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The discussion that follows is derived from our unaudited interim condensed statements of operations for the three months ended September 30, 2013 (“Q2-2013”) and 2012 (“Q2-2012”).

During Q2-2013 we had revenues from service income of $18,805 (Q2-2012 - $18,739). These revenues pertain to ongoing operations in the Philippines.

During Q2 our operating expenses decreased by $126,606 to $361,337 (Q2-2012 - $487,943).  The largest difference was a decrease in directors’ compensation of $104,350 due to no stock-based compensation issued to some directors during Q2-2013 while stock-based compensation was issued during the comparative period. Also, during Q2-2013 salaries and benefits decreased by $15,247 to $167,717 (Q2-2013 - $182,964).  All other expenses remained fairly constant when compared to Q2-2012.

During Q2 our other expenses increased by $23,070 to $30,484 (Q2-2012 - $7,414). The largest difference was a settlement of a dispute for $30,000.

During Q2-2013 our net loss decreased by $103,059 to $373,016 (Q2-2012 - $476,075). The largest difference was a result in a decrease in directors’ compensation.

SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The discussion that follows is derived from our unaudited interim condensed statements of operations for the six months ended September 30, 2013 (“2013”) and 2012 (“2012”).

During 2013 service income increased by $9,149 to $32,364 (2012 - $23,215). The increase in revenue mostly pertains to the pushing through of our service “Buy Load and Bills Pay” to Unionbank. These revenues pertain to ongoing operations in the Philippines.

During 2013 our operating expenses decreased by $160,149 to $696,312 (2012 - $856,461).  The largest difference was a decrease in directors’ compensation of $192,450 due to no stock-based compensation issued to some directors during 2013 while stock-based compensation was issued during the comparative period. All other expenses remained fairly constant when compared to 2012. Also, there was a decrease in general and administration expense, which is mainly attributable to the payment of $15,000 annual registration expense, paid in the period for 2012, while none was paid yet in 2013.

During 2013 our other expenses increased by $34,508 to $43,225 (2012 - $8,717). The largest difference was a settlement of a dispute for $30,000.

During 2013 our net loss decreased by $134,790 to $707,173 (2012 - $841,963). The largest difference was a result in a decrease in directors’ compensation.

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our unaudited interim condensed balance sheet as of September 30, 2013 and our audited condensed balance sheet as of March 31, 2013 and our unaudited interim statements of operations for the three months and six months ended September 30, 2013 and 2012 and our unaudited interim statements of cash flows for the six months ended September 30, 2013 and 2012.

Overview

During the six months ended September 30, 2013, we increased our cash position from $17,000 as of March 31, 2013 to $407,000 as of September 30, 2013. As of September 30, 2013, we had a working capital deficiency of approximately $1,461,000 which included cash of $407,000, customer accounts receivable of $11,000 and other assets of 5,000. We have accounts payable and accrued expenses (including related party) of $837,000; notes payable (including related party) of $1,024,000 and deferred revenue of $22,000.

FUTURE GROWTH AND EXPANSION PLANS AND NEED FOR ADDITIONAL CAPITAL

We require additional capital to support our ongoing basic overhead and operations estimated to be approximately $1 million for the next twelve months. We require $3 million in additional capital to execute our business initiatives in each of Peru, United Kingdom/Europe, the Philippines and Indonesia over the next twelve months. We anticipate that we will raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee that we will be able to do so.

During 2014 we plan to seek additional financing, but there is no guarantee that we will be able to do so. Should we be successful in raising sufficient financing, we can begin planning for other business initiatives such as: entering into a formal partnership in Colombia similar to Peru; accelerating our business initiatives in the United Kingdom/Europe; and fund marketing initiatives for the new generation of products throughout the European marketplace.

The following table sets forth the major sources and uses of cash for the six months ended September 30, 2013 and 2012:

	2013 $	2012 $
Net cash used in operating activities	(900,000)	(789,000)
Net cash used in investing activities	(22,000)	(1,000)
Net cash provided by financing activities	1,312,000	835,000
Net increase in cash	390,000	45,000

Cash Used in Operating Activities

During the six months ended September 30, 2013, we used $900,000 (2012 - $789,000) in operating activities. This was made up of our net loss of $707,000 (2012 - $842,000) less adjustments for non-cash items such as: loss on settlement of a disagreement of $30,000, amortization of deferred compensation costs of $43,000, amortization and depreciation of $33,000 (2012 - $39), foreign currency losses of $2,000 (2012 - $13,000) and shares issued for services of $46,000; all totalling $151,000 (2012 - $53,000). We used $343,000 (2012 – $nil) in net changes in operating assets and liabilities. The most significant item was $321,000 used to pay down related party accounts payable (2012 - $14,000).

Cash Used in Investing Activities

During the nine months ended September 30, 2013 we used $22,000 (2012 - $1,000) in investing activities. A total of $10,000 was used on other assets and $12,000 on acquisition of furniture and equipment.

Cash Provided by Financing Activities

During the six months ended September 30, 2013, we received $1,312,000 from financing activities. We received $1,374,000, net of $189,000 of share issuance costs pursuant to Telupay PLC’s brokered private placement of their equity. We repaid notes payable of $62,000.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at September 30, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the critical accounting policies involving the most complex, difficult and subjective estimates and judgments are: revenue recognition, stock based compensation and use of estimates as discussed in Note 2 to the interim unaudited condensed financial statements included in Item 1 to this Form 10Q.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported in Item 3.02 of our Current Report on Form 8-K filed with the SEC on September 30, 2013.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation filed with the Secretary of State of Nevada on August 23, 2005.
3.2(2)	Articles of Merger filed with the Secretary of State of Nevada on February 21, 2007.
3.3(3)	Certificate of Change filed with the Secretary of State of Nevada on June 29, 2011.
3.4(3)	Certificate of Correction filed with the Secretary of State of Nevada on July 6, 2011.
3.5(4)	Certificate of Amendment filed with the Secretary of State of Nevada on March 13, 2012.
3.6(9)	Certificate of Change filed with the Secretary of State of Nevada on October 4, 2013.
3.7(9)	Articles of Merger filed with the Nevada Secretary of State on October 4, 2013.
3.8(1)	Bylaws.
10.1(5)	Agreement in Principle between the Company and Telupay PLC.
10.2(6)	Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated December 13, 2012, including Telupay Disclosure Schedule pursuant thereto.
10.3(7)	Amended and Restated Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated August 8, 2013, including Telupay Disclosure Schedule pursuant thereto.
10.4(8)	Assignment, Transfer and Acceptance of Assets between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.5(8)	Asset Purchase Agreement between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.6(8)	Service Provider Agreement among Metrobank & Trust Company, Telupay (Philippines) Inc. and Telupay (M.E.) FZE, dated December 13, 2010.
10.7(8)	Software Escrow Agreement among Metrobank & Trust Company, Telupay (M.E.) FZE, Telupay (Philippines) Inc. and Gimenez Mayuga Gatmaitan and Associates, December 13, 2010.
10.8(8)	Service Provider Agreement between Telupay (Philippines) Inc. and Union Bank of the Philippines, dated March 7, 2011.
10.9(8)	Service Agreement between Telupay (Philippines) Inc. and United Coconut Planters Bank, dated October 14, 2011.
10.10(8)	Service Agreement between Telupay Solutions Limited and Metapago S.A., dated November 4, 2011.
10.11(8)	Memorandum of Agreement between Telupay (Philippines) Inc. and Megalink, Inc., dated August 17, 2012.
31.1*	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith.
(1) Incorporated by reference from our Registration Statement on Form SB-2 as filed with the SEC on March 17, 2006.
(2) Incorporated by reference from our Registration Statement on Form SB-2 as filed with the SEC on July 9, 2007.
(3) Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 11, 2007.
(4) Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on March 13, 2012.
(5) Incorporated by reference from our Registration Statement on Form S-1 as filed with the SEC on March 6, 2008.
(6) Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on December 19, 2012.
(7) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 13, 2013.
(8) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 30, 2013.
(9) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 23, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELUPAY INTERNATIONAL INC.

Date: November 14, 2013	BY:	/s/ Adrian Ansell
Adrian Ansell, President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	BY:	/s/ Rosarito Carrillo
Rosarito Carrillo, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)