Form 10-Q
period 2013-12-31
TELUPAY INTERNATIONAL INC
filed 2014-02-14
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2013

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
YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,476,831 shares of common stock as of February 14, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2013 $	March 31, 2013 $
ASSETS
Current Assets
Cash	113,149	16,770
Accounts receivable	8,265	8,679
Other receivables	13,523	4,128
Total Current Assets	134,937	29,577
Property and equipment, net of accumulated depreciation of $85,909 and $81,226, respectively	33,660	33,950
Capitalized software development costs, net of accumulated amortization of $101,208 and $75,997, respectively	120,181	155,137
Other noncurrent assets	70,805	55,136
Total Other Assets	190,986	210,273
Total Assets	359,583	273,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accruals	676,223	388,518
Accounts payable and accruals – related party	204,555	375,504
Deferred revenue (Note 8)	24,707	24,000
Notes payable (Note 6)	768,955	76,412
Notes payable – related parties (Note 5)	360,106	316,540
Convertible notes payable (Note 6)	-	150,000
Convertible notes payable – related party (Note 5)	-	175,000
Total Current Liabilities	2,034,546	1,505,974

Deferred Tax Liability	543	543
Total Liabilities	2,035,089	1,506,517

Stockholders’ Deficit
Common Stock, 1,500,000,000 shares authorized, $0.001 par value 161,476,831 and 83,818,894 issued and outstanding, respectively, (Note 4)	161,477	83,819
Additional paid-in capital	7,277,752	6,679,717
Unamortized share-based compensation	(24,186)	(183,375)
Cumulative translation adjustments	(12,154)	(13,306)
Accumulated deficit	(9,078,395)	(7,799,572)
Total Stockholders' Deficit	(1,675,506)	(1,232,717)
Total Liabilities and Stockholders’ Deficit	359,583	273,800

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Revenues	30,542	20,586	62,906	43,801

Operating Expenses
Direct operating expense	27,585	2,439	56,135	2,439
Salaries and benefits	146,113	114,940	398,988	370,852
Share-based compensation – related parties	211,052	102,870	341,802	426,070
Travel	40,997	497	59,431	24,533
Professional fees	167,330	33,312	293,146	145,575
General and administrative expenses	40,350	30,779	100,966	130,114
Depreciation and amortization	18,789	19,771	51,563	61,487
Total Operating Expenses	652,216	304,608	1,302,031	1,161,070
Net Loss from Operations	(621,674)	(284,022)	(1,239,125)	(1,117,269)

Other Income (Expense)
Interest income	38	31	64	113
Interest expense, net	(10,052)	(2,561)	(14,552)	(7,372)
Interest expense-related party	-	(2,625)	(5,250)	(7,875)
Finance cost	-	-	(7,500)	(372)
Finance cost - related party	-	-	-	(72)
Other income (expense)	787	(372)	(22,059)	-
Foreign exchange gain (loss)	12,754	(1,334)	9,599	-
Total Other Income (Expense)	3,527	(6,861)	(39,698)	(15,578)
Net Loss before Provision for Income Taxes	(618,147)	(290,883)	(1,278,823)	(1,132,847)
Provision for Income Taxes	-	-	-	(543)
Net Loss for the Period	(618,147)	(290,883)	(1,278,823)	(1,133,390)

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)

	The Three Months Ended		The Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Net Loss for the Period	(618,147)	(290,883)	(1,278,823)	(1,133,390)
Cumulative Translation Adjustment Foreign currency translation	(9,496)	64,045	12,925	50,612

Total Comprehensive Income (Loss)	(627,643)	(226,838)	(1,265,898)	(1,082,778)

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,
	2013	2012
	$	$
Operating Activities

Net loss	(1,278,823)	(1,133,390)

Adjustments to reconcile net loss to cash:
Depreciation and amortization	51,563	61,487
Other expense paid in shares	30,000	-
Amortization of share-based compensation costs	189,189	-
Foreign currency loss	7,172	(50,612)
Shares issued for services	46,500	254,700
Changes in operating assets and liabilities:

Increase in accounts receivable	414	3,247
Increase in other current assets	(9,396)	(11,158)
Increase (decrease) in accounts payable and accrued expenses	(18,407)	63,832
(Decrease) in accounts payable and accrued expenses – related party	(307,149)	31,707
(Decrease) in deferred revenue	707	(2,646)

Net Cash Used in Operating Activities	(1,288,230)	(782,833)

Investing Activities
Increase in other assets	(15,669)	(12,257)
Acquisition of furniture and equipment	(16,317)	(4,112)

Net Cash Used in Investing Activities	(31,986)	(16,369)

Financing Activities

Repayment of notes payable	(825)	-
Proceeds from notes payable – related party	43,566	46,863
Proceeds from sale of common stock, net of offering costs	1,373,854	750,846

Net Cash Provided by Financing Activities	1,416,595	797,709

Increase (Decrease) in Cash	96,379	(1,493)

Cash - Beginning of Period	16,770	9,789

Cash - End of Period	113,149	8,296

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Common stock issued for conversion of notes and interest	378,512
Common stock issued for other expenses	30,000
Common stock issued for financing – related party		11,874
Common stock issued for services	-	252,450

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Statement of Changes in Stockholders’ Deficit for the Year Ended
March 31, 2013 and the Nine Months Ended December 31, 2013
(Unaudited)

			Additional	Unamortized	Accumulated
		Common	Paid-in	Stock Based	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income	Deficit	Total
	#	$	$	$	$	$	$

Balance, March 31, 2012	78,271,357	78,272	5,415,416	-	14,343	(6,344,496)	(836,465)
Issuance of shares for services	954,000	954	78,546	(48,375)	-	-	31,125
Issuance of shares for services – related party	2,102,400	2,102	429,899	(135,000)	-	-	297,001
Issuance of shares for cash, net	9,123,102	9,123	737,977	-	-	-	747,100
Issuance of shares for financing – related party	1,468,035	1,468	9,779	-	-	-	11,247
Forfeiture of shares	(8,100,000)	(8,100)	8,100	-	-	-	-
Translation adjustment	-	-	-	-	(27,649)	-	(27,649)
Net loss for the year	-	-	-	-	-	(1,455,076)	(1,455,076)

Balance, March 31, 2013	83,818,894	83,819	6,679,717	(183,375)	(13,306)	(7,799,572)	(1,232,717)
Offering costs – related party	-	-	(4,275)	-	-	-	(4,275)
Issuance of shares for cash, net	20,448,000	20,448	1,220,183	-	-	-	1,240,631
Issuance of shares previously authorized	6,459,060	6,459	131,041	-	-	-	137,500
Issuance of shares for loans converted	4,542,145	4,542	373,972	-	-	-	378,514
Previously forfeited shares re-issued	2,025,000	2,025	(2,025)	-	-	-	-
Issuance of shares to settle disagreement	360,000	360	29,640	-	-	-	30,000
Forfeiture of shares	(112,500)	(112)	112	-	-	-	-
Issuance of shares for services	558,000	558	45,942	-	-	-	46,500
Recapitalization Transactions – September 24, 2013:
Shares acquired by Telupay International Inc.	(118,098,594)	(118,099)	(8,474,307)	-	-	-	(8,592,406)
Shares of Telupay International Inc.	113,878,237	113,878	8,484,544	-	-	-	8,598,422
Cancellation of founders shares	(70,500,000)	(70,500)	70,500	-	-	-	-
Shares issued to shareholders of Telupay PLC to effect the recapitalization	118,098,586	118,099	(118,099)	-	-	-	-
Liabilities assumed of Telupay International Inc.	-	-	(1,159,193)	-	(6,020)	-	(1,165,213)
Translation adjustment	-	-	-	-	7,172	-	7,172
Amortization of stock based compensation	-	-	-	159,189	-	-	159,189
Net loss for the period	-	-	-	-	-	(1,278,823)	(1,278,823)

Balance, December 31, 2013	161,476,831	161,477	7,277,752	(24,186)	(12,154)	(9,078,395)	(1,675,506)

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Notes to Condensed Consolidated Financial Statements
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

As a result of the Merger Agreement, Telupay is now a wholly-owned subsidiary of the Company. Effective October 22, 2013 the Company changed its name to Telupay International Inc. and effectuated a forward stock split of its authorized and issued outstanding shares of common stock on a 1.5 new shares for 1 old basis. As a result the Company's authorized share capital increased from 1,000,000,000 shares of common stock to 1,500,000,000 shares of common stock and correspondingly, the Company's issued and outstanding share capital increased from 107,651,214 shares of common stock to 161,476,831 shares of common stock. This forward stock split has been accounted for retroactively. The Company, as a result of the Merger Agreement, is no longer a development stage company and will not present accumulated from inception amounts.The closing of the acquisition of Telupay represented a change in control of the Company. For accounting purposes, this change of control constituted a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby the Company, as the legal acquirer, is treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing operations and historical financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  As a result of the acquisition of Telupay on September 24, 2013, the Company has changed its fiscal year end from December 31 to March 31. These financial statements include the accounts of the Company and its consolidated subsidiaries: Telupay PLC, Telupay IP Limited, Telupay Solutions Limited, Telupay (M.E) FZE (Dubai, AEC), Telupay (Philippines) Inc., and Telupay UK Limited. The statement of operations includes the accounts of i-Level from September 24, 2013 to December 31, 2013 and the accounts of Telupay and its subsidiaries for all historical presentations.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2013.

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

Revenue Recognition

Revenue is derived through enterprise application integration, programming, wholesale sales and distribution of customized software applications, after-sales support and technical assistance, as well as the provision of third-party services and other related ancillary and/or support functions, services and systems related to mobile banking, money and payment solutions.

Products and Services

The Company’s copyrighted technologies provide a modular, adaptable systems solution and application software designed to operate in multi-channel gateways and connected devices, providing services such as software development, mobile banking, mobile money and payment services, maintenance and after-sales support (i.e. system upgrades and updates), and customization services.  The Company also provides other services, such as consulting and programming, provides licenses on Software as a Service (“SaaS”) basis, and receives royalties on sales on a performance basis, such as when a client acquires a new customer using our copyrighted products.

Sale of Products and Services

Contract revenue is at a specifically fixed price separate from the price of software and PCS (Post-Contract Customer Support). Upon complete delivery based on a specific SLA (Service Level Agreement) and certificate of acceptance by the client, software revenue is recognized and billed to the client.

Any cash payments before delivery in the form of deposits are treated as deferred revenue until acceptance of the client is evident to signify delivery of the product.  This is the time the revenue is recognized, such that upon delivery, such deferred revenue will be recognized as revenue.

In the case of PCS referring to bug fixes, patches and updates, these are treated as free support for the life of the contract. Maintenance cost is usually as a standard free for the first year.  During the second year and succeeding years until end of the contract, maintenance cost revenues will be recognized on a ratable basis, applying a straight-line method. PCS product upgrades are priced separately and recognized as revenue over the life of the contract on a ratable basis.

Based on a contractual period, the Company’s income is generated with a client under a revenue-sharing arrangement per transaction basis with fixed transaction fee(s) paid by the client or by the client’s customers, which is generally collected and reconciled by the client and then shared on a standard range of 50/50 revenue sharing percentage between the Company and the client net of system transaction costs. A reconciliation of successful transactions by the Company is done at the end of each month and confirmed by the client. Revenue is recognized and invoiced at this stage. The contract also allows the option for annual customer subscription fees collected from the client’s customers or paid directly by the client to the Company. A reconciliation of annual subscription fees is done every month by the Company and confirmed by the client. Annual subscription fees are invoiced at the end of each month, and revenue is recognized rateably over the one-year subscription period.

Another revenue stream is commission from third-party providers (i.e. airtime providers, biller institutions, merchants) that is shared on a standard 70/30 revenue share per transaction with the client in favor of the Company. The commissions are collected from the third party by the client and shared with the Company. A reconciliation of successful transactions by the Company is done at an agreed billing period and confirmed by the client. Revenue is recognized and invoiced at this stage.

The Company also generates revenue from development fees and after-sales support to cover maintenance, upgrades and other additional services costs. For such and all other sales of product or services, the Company recognizes revenues based on the terms of the customer agreement.  In case of multiple elements, the contract has the specifics defining every payment or billing milestone as agreed upon between the Company and the client. Revenue is recognized based on a fixed price distributed every specific milestone.

Revenue generated from licensure and royalty fees is recognized rateably over the agreement period.

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2013 and March 31, 2013, The Company determined that none of its long-term assets were impaired.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of The Company’s financial instruments approximate their fair values as of December 31, 2013 and March 31, 2013 due to their short-term nature.

Share-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees are currently comprised of restricted stock grants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees may include grants of stock, stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The fair value of option grants and warrant issuances will be calculated utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, The Company monitors both stock option and warrant exercises as well as employee termination patterns. As of December 31, 2013 and March 31, 2013, The Company recorded stock-based compensation to employees in the amounts of $24,189 and $16,125, respectively. As of December 31, 2013 and March 31, 2013, The Company recorded stock-based compensation to directors in the amounts of $100,500 and $177,000 respectively.

Foreign Currency

The Company accounts for foreign currency in accordance with ASC Topic 830 “Foreign Currency” whereby the local currency is the functional currency. Assets and liabilities of the Company’s foreign locations are translated to reporting currency at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at a weighted average monthly exchange rate for each reporting period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of December 31, 2013 and March 31, 2013, the Company reported ($12,154) and ($13,306), respectively, in cumulative translation adjustment losses related to foreign currency re-measurement.

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

3. Going Concern

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations since its inception. Through December 31, 2013, the Company had accumulated losses of $9,078,395 and a working capital deficit of $1,899,609. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

4. Acquisition of Telupay PLC

Effective September 24, 2013, the Company completed the acquisition of 100% of the issued and outstanding shares of Telupay PLC ("Telupay") pursuant to a Merger Agreement. Telupay is an early stage company focused on the development and commercialization of mobile banking and payment applications and systems. Telupay is a limited liability company incorporated under the laws of the Jersey Channel Islands. Under the terms of the Merger Agreement Telupay's stockholders received 1.2 shares of i-Level common stock for every one share of Telupay common stock. With 65,610,325 (on a pre-split basis) shares of Telupay common stock outstanding, 78,732,390 (on a pre-split basis) shares of i-Level shares were issued to the former Telupay stockholders as at September 24, 2013. In addition, the Merger Agreement required that i-Level's Chief Executive Officer and director tender back to the treasury of i-Level for cancellation an aggregate of 47,000,000 (pre-split) shares of i-Level leaving 28,918,825 pre-split shares of i-Level issued prior to the Merger Agreement. Taking into account the cancellation of such shares, the shares of i-Level issued to Telupay stockholders represented 73% of the issued and outstanding common stock of i-Level post-closing; as a result the Merger Agreement represented a change in control of the Company. For accounting purposes, this change of control constitutes a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, i-Level, as the legal acquirer, is treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing obligations and operations.

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

Convertible notes payable – related party

Telupay PLC issued two unsecured convertible 6% demand promissory notes totaling $175,000 to a former director of Telupay PLC. As of December 31, 2013, these convertible notes were converted into common shares of Telupay prior to the merger.

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

Two directors, who are also officers, are entitled to monthly compensation of $7,500. During 2012, the monthly compensation was amended to $3,750 in cash and $3,750 in share-based compensation. The third director is entitled to monthly compensation of $5,000. During 2012, the monthly compensation was amended to $2,500 in cash and $2,500 in share-based compensation. On June 25, 2013, the Board of Directors authorized directors’ monthly compensation to 50% paid in cash and 50% paid in shares. On October 4, 2013 the Board of Directors approved the retroactive full cash compensation for the Company’s three directors beginning July 2013.

Share-based compensation

Telupay Plc cancelled the contractor agreements with one director and an officer ending the issuance of share-based compensation effective October 31, 2013.

Due to former officer/director of i-Level

The Company’s former officer/director was paid $4,000 per month for services rendered up to September 24, 2013. As at December 31, 2013 a total of $106,200 was owed. This amount is unsecured, non-interest bearing and due on demand.

6. Convertible Notes and Note Payable

In 2010 Telupay PLC issued two 6% promissory notes totaling $150,000 convertible at the election of the holder at a rate of $0.30 per Telupay PLC share. On July 1, 2013 these promissory notes plus interest were converted into Telupay PLC shares.

The Company had short-term 12% interest bearing, unsecured notes of $332,332. As at December 31, 2013 there was interest of $228,480 accrued. This note holder is also owed $163,331 which is non-interest bearing, unsecured and due on demand. The total amount owing to an unrelated party is $754,543.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

December 31, 2013	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$120,181	$120,181
Notes payable– related party	–	(360,316)	–	(360,316)
Notes payable	–	(768,955)	–	(768,955)
Convertible notes payable	–	–	–	–
Total	$–	$(1,129,271)	$120,181	$(1,009,090)

March 31, 2013	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$155,137	$155,137
Notes payable– related party	–	(316,540)	–	(316,540)
Notes payable	–	(76,412)	–	(76,412)
Convertible notes payable	–	(325,000)	–	(325,000)
Total	$–	$(717,952)	$155,137	$(562,815)

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined the following:

The Company received $97,861 from a related party and $100,000 from an investor, respectively evidenced by notes issued by the Company to these parties. These notes totaling $197,861 are at the option of the holders: (i) convertible into 791,444 Units at $0.25 per Unit or (ii) payable in cash plus consideration of 395,722 common shares. Each Unit, if converted, will contain one common share and one/half of one common share purchase warrant to acquire an additional common share at $0.50 per share for a period of two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF TELUPAY PLC

Effective September 24, 2013, the Company completed the acquisition, by way of a Merger Agreement, 100% of the issued and outstanding shares of Telupay PLC ("Telupay"), a company incorporated in Jersey, Channel Islands on March 2, 2010. Telupay owns the following wholly-owned subsidiaries: (i) Telupay IP Limited (Jersey, Channel Islands), to hold its intellectual property; (ii) Telupay Solutions Limited (Jersey, Channel Islands) as the operations arm of the Telupay group of companies; (iii) Telupay (M.E) FZE (Dubai, AEC), which subsequently incorporated its own subsidiary in the Philippines, Telupay (Philippines) Inc.; and (iv) Telupay UK Limited (England).

As a result of the Merger Agreement, Telupay PLC is now a wholly owned subsidiary of the Company. On October 22, 2012, the Company changed its name to Telupay International Inc. and effectuated a forward stock split (the “Forward Split”) of its authorized and issued outstanding shares of common stock on one and one half new shares for one old share basis (1.5:1). As a result the authorized share capital increased from 1,000,000,000 shares of common stock to 1,500,000,000 shares of common stock and correspondingly, the issued and outstanding share capital increased from 107,651,214 shares of common stock to 161,476,831 shares of common stock. This forward stock split has been accounted for retroactively. The Merger Agreement also provided that all outstanding Telupay warrants were exchanged for warrants of the Company based on the same exchange ratio of 1.2 to 1. As a result of the Merger Agreement and the forward split, such Telupay warrants have been cancelled and exchanged for 10,734,000 post-split warrants to acquire 10,734,000 of our post-split shares exercisable at $0.2777 per share expiring June 28, 2014.

As a result of the Merger Agreement the Company is no longer a development stage company and will not present accumulated from inception amounts.  The closing of the acquisition of Telupay represented a change in control and thus, for accounting purposes, constituted a re-capitalization of Telupay, and the acquisition has been accounted for as a reverse merger whereby Telupay International Inc., as the legal acquirer, is treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing operations and historical financial statements.  As a result of the merger, we are now engaged in the mobile banking and payment processing business primarily in the Philippines, Peru, Indonesia, Myanmar and the United Kingdom.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.

THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

The discussion that follows is derived from the unaudited interim condensed statements of operations for the three months ended December 31, 2013 (“Q3-2013”) and 2012 (“Q3-2012”).

During Q3-2013 the Company had revenues from service income of $30,542 (Q3-2012 - $20,586). These revenues pertain to ongoing operations in the Philippines.

During Q3 our operating expenses increased by $347,608 to $652,216 (Q3-2012 - $304,608). The largest difference was an increase in professional fees by $134,018 due to the merger process. Consequently, travel increased by $40,500. Salaries and benefits increased by $31,173. Direct operational costs increased by $25,146. General and other administrative expenses increased by $9,571 due to increased cost of communications, and utilities. Share-based compensation to related parties increased by $108,182 to $211,052 from $102,870 due to the cancellation of consulting agreements.

NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012

The discussion that follows is derived from the unaudited interim condensed statements of operations for the nine months ended December 31, 2013 (“2013”) and 2012 (“2012”).

During 2013 service income increased by $19,105 to $62,906 (2012 - $43,801). The increase in revenue mostly pertained to growing usage of mobile banking services for airtime load and bill payments in the Philippines.

During 2013 operating expenses increased by $140,961 to $1,302,031 (2012 - $1,161,070). General and administrative expenses decreased by $29,148, mainly attributable to a $15,000 annual registration expense paid in 2012. Share-based compensation decreased by $84,268 due to the cancellation of a share-based consulting agreement. Professional fees increased by $147,571 with the settlement of a dispute amounting to $30,000 and expenses incurred during the completion of the merger transaction.

During 2013 the net loss increased by $145,433 to $1,278,823 (2012 - $1,133,390). The largest difference was a result in an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our unaudited interim condensed balance sheet as of December 31, 2013 and our audited condensed balance sheet as of March 31, 2013 and our unaudited interim statements of operations for the three months and nine months ended December 31, 2013 and 2012 and our unaudited interim statements of cash flows for the nine months ended December 31, 2013 and 2012.

Overview

During the nine months ended December 31, 2013, we increased our cash position from $16,770 as of March 31, 2013 to $113,149 as of December 31, 2013. As of December 31, 2013, we had a working capital deficiency of $1,899,609, which included cash of $113,149, customer accounts receivable of $8,265 and other assets of 13,523. We have accounts payable and accrued expenses (including related party) of $880,779; notes payable (including related party) of $1,129,061 and deferred revenue of $24,707.

FUTURE GROWTH AND EXPANSION PLANS AND NEED FOR ADDITIONAL CAPITAL

We require additional capital to support our ongoing basic overhead and operations estimated to be approximately $1 million for the next twelve months. We require $3 million in additional capital to start executing our business initiatives in each of Peru, United Kingdom/Europe, the Philippines and Indonesia over the next twelve months. We anticipate that we will raise the required capital pursuant to a private equity financing in the near term, but there is no guarantee that we will be able to do so.

During 2014 we plan to seek further additional financing, but there is no guarantee that we will be able to do so. Should we be successful in raising sufficient financing, we can begin planning for other business initiatives such as: completing the execution of our business plan in each of Peru, United Kingdom/Europe, the Philippines and Indonesia and entering into a formal partnership in Colombia similar to Peru; accelerating our business initiatives in the United Kingdom and Europe; and fund marketing and incentive initiatives for the new generation of products throughout the European marketplace. The following table sets forth the major sources and uses of cash for the nine months ended December 31, 2013 and 2012:

	2013 $	2012 $
Net cash used in operating activities	(1,288,230)	(782,833)
Net cash used in investing activities	(31,986)	(16,369)
Net cash provided by financing activities	1,416,595	797,709
Net increase (decrease) in cash	96,379	1,493

Cash Used in Operating Activities

During the nine months ended December 31, 2013, we used $1,288,230 (2012 - $782,833) in operating activities. This was made up of our net loss of $1,278,823 (2012 - $1,133,000) less adjustments for non-cash items such as: loss on settlement of a disagreement of $30,000 (2010 - $Nil), amortization of compensation costs of $189,189 (2012 - $Nil), amortization and depreciation of $51,563 (2012 - $61,487), foreign currency losses of $7,172 (2012 - $50,612) and shares issued for services of $46,500 (2012 - $254,700); all totalling $294,424 (2012 - $265,575). We used $333,830 (2012 cash increased of $84,982) in net changes in operating assets and liabilities. The most significant item was $307,149 used to pay down related party accounts payable (2012 – $32,000).

Cash Used in Investing Activities

During the nine months ended December 31, 2013, $31,986 was used in investing activities (2012 - $16,369). A total of $15,669 was used to purchase other assets and $16,317 was used to acquire furniture and equipment.

Cash Provided by Financing Activities

During the nine months ended December 31, 2013, $1,416,595 was received from financing activities. An amount of $1,373,854 was received, net of $189,000 of share issuance costs pursuant to a brokered private placement. Notes payable were repaid in the amount of $825. On December 30, 2013, the company received an advance loan from a related party amounting to $43,566.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported in Item 3.02 of our Current Report on Form 8-K filed with the SEC on December 31, 2013.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation filed with the Secretary of State of Nevada on August 23, 2005.
3.2(2)	Articles of Merger filed with the Secretary of State of Nevada on February 21, 2007.
3.3(3)	Certificate of Change filed with the Secretary of State of Nevada on June 29, 2011.
3.4(3)	Certificate of Correction filed with the Secretary of State of Nevada on July 6, 2011.
3.5(4)	Certificate of Amendment filed with the Secretary of State of Nevada on March 13, 2012.
3.6(9)	Certificate of Change filed with the Secretary of State of Nevada on October 4, 2013.
3.7(9)	Articles of Merger filed with the Nevada Secretary of State on October 4, 2013.
3.8(1)	Bylaws.
10.1(5)	Agreement in Principle between the Company and Telupay PLC.
10.2(6)	Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated December 13, 2012, including Telupay Disclosure Schedule pursuant thereto.
10.3(7)	Amended and Restated Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated August 8, 2013, including Telupay Disclosure Schedule pursuant thereto.
10.4(8)	Assignment, Transfer and Acceptance of Assets between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.5(8)	Asset Purchase Agreement between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.6(8)	Service Provider Agreement among Metrobank& Trust Company, Telupay (Philippines) Inc. and Telupay (M.E.) FZE, dated December 13, 2010.
10.7(8)	Software Escrow Agreement among Metrobank& Trust Company, Telupay (M.E.) FZE, Telupay (Philippines) Inc. and Gimenez Mayuga Gatmaitan and Associates, December 13, 2010.
10.8(8)	Service Provider Agreement between Telupay (Philippines) Inc. and Union Bank of the Philippines dated March 7, 2011.
10.9(8)	Service Agreement between Telupay (Philippines) Inc. and United Coconut Planters Bank, dated October 14, 2011.
10.10(8)	Service Agreement between Telupay Solutions Limited and Metapago S.A., dated November 4, 2011.
10.11(8)	Memorandum of Agreement between Telupay (Philippines) Inc. and Megalink, Inc., dated August 17, 2012.
31.1*	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

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

TELUPAY INTERNATIONAL INC.

Date: February14, 2014	BY:	/s/ Adrian Ansell
Adrian Ansell, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2014	BY:	/s/ Rosarito Carrillo
Rosarito Carrillo, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)