Form 10-K
period 2014-03-31
TELUPAY INTERNATIONAL INC
filed 2014-07-17
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended March 31, 2014

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number 000-52069

TELUPAY INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	98-466350 (I.R.S. Employer Identification No.)

First Island House, Peter Street, St. Helier, Jersey, Channel Islands, JE4 8SG
(Address of Principal Executive Offices)

+44 (0) 1534 78999
(Registrant’s telephone number, including area code)

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
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of September 30, 2013, computed by reference to the price at which such stock was last sold on the OTCQB ($0.67 per share) on that date, was approximately $50,410,000.

The registrant had 161,476,726 shares of common stock outstanding as of July 14, 2014.

__________

REFERENCES

As used in this Annual Report: (i) the terms “we,” “us,” “our,” and the “Company” mean Telupay International Inc. and its subsidiaries, if any; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.”  These statements appear in a number of places in this Annual Report and include statements regarding our intent, belief or current expectation and that of our officers and directors.  These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as “believe”, “intend”, “may”, “will”, “should”, “plans”, “anticipates”, “believes”, “potential”, “intends”, “expects” and other similar expressions.  Forward-looking statements may include, but are not limited to, statements with respect to currency fluctuations, requirements for additional capital, the completion of financings and regulatory approvals, and the timing and possible outcome of pending litigation and the timing and magnitude of such events, which are inherently risky and uncertain.  Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this Annual Report.

Readers are cautioned that the foregoing list is not exhaustive of all factors that could cause actual results, performance or achievements to differ materially from those described in forward looking statements, as there may be other factors that cause results, performance or achievements to not be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. We assume no obligation to update or to publicly announce the results of any change to any of the forward-looking statements contained or included herein to reflect actual results, future events or developments, changes in assumptions or changes in other factors affecting the forward-looking statements, other than where a duty to update such information or provide further disclosure is imposed by applicable law, including applicable United States federal securities laws.

AVAILABLE INFORMATION

Telupay files annual, quarterly and current reports with the SEC.  You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

PART I

ITEM 1.                BUSINESS

General

Prior to our acquisition of Telupay PLC (“Telupay”) as described below, we were a development stage company focused on obtaining sufficient financing to be able to recommence operations in the social networking, digital media and mobile communications sectors.  We acquired Telupay as a wholly owned subsidiary on September 24, 2013. As a consequence of our Company’s acquisition of Telupay, our business is now focused on mobile banking and payment processing.

Our principal offices are located at First Island House, Peter Street, St. Helier, Jersey, Channel Islands. Our telephone number is +44 (0) 1534 789999.

Corporate History

Prior to Acquisition of Telupay PLC

The Company was incorporated in the State of Nevada on August 23, 2005 under the name “Jackson Ventures, Inc.” Our initial operations included the acquisition and exploration of mineral resources. In 2007, we changed our primary business to that of developing and operating a proprietary, digital media network service in the transportation segment of the outdoor advertising market in China, and changed our name to “i-Level Media Group Incorporated.”

On January 29, 2007 we entered into a Share Exchange Agreement to acquire the business of i-Level Systems, a limited liability Company incorporated on May 23, 2003 under the International Business Act of the British Virgin Islands. i-Level Systems owned 100% of i-Level SoftComm, a wholly foreign owned enterprise formed under the laws of the PRC on August 12, 2004. i-Level SoftComm was a development stage company devoting substantially all of its efforts to establishing a new business in the PRC, which involved selling out-of-home video advertising timeslots on its network of flat-panel video advertising display units installed in taxis. The acquisition of i-Level Systems was completed on March 20, 2007. As control of the Company transferred to the shareholders of i-Level Systems on March 20, 2007, this acquisition was considered a recapitalization of i-Level Systems. The acquisition was accounted for using reverse merger accounting rules whereby the historical operations of i-Level Systems constituted the reported numbers prior to March 20, 2007 and the combined operations of the Company and i-Level Systems were reported from March 20, 2007 to December 1, 2008.

On December 1, 2008 i-Level SoftComm ceased operations and its business was wound-up. Also on December 1, 2008 i-Level Systems, the parent company of i-Level SoftComm and a wholly owned subsidiary of the Company, was sold to our former Chief Executive Officer for $1. From December 1, 2008 we deconsolidated i-Level Systems and reported a loss from discontinued operations. Statement of Stockholders’ Equity was retroactively restated to account for the deconsolidation of i-Level Systems and the reversal of reverse merger accounting. We have not had operations and have not generated any revenues since December 1, 2008. As such, we were considered a “shell company” until the acquisition of Telupay.

In July 2011, we effected a consolidation of our issued and outstanding shares as well as our authorized share capital, in each case on a one new share for every 70 old shares. As a result, our authorized share capital was reduced from 1,025,000,000 shares to 14,642,857 shares, par value 0.001 per share. On March 13, 2012, we effected an increase in our authorized share capital from 14,642,857 shares to 1,000,000,000 shares, par value $0.001 per share.

Acquisition of Telupay PLC

Effective September 24, 2013, we completed the acquisition of 100% of the issued and outstanding shares of Telupay PLC (“Telupay”), an early stage company focused on the development and initial commercialization of mobile banking and payment applications and systems, through a merger transaction as described below. Telupay is a limited liability company incorporated under the laws of Jersey, the Channel Islands. As a result of the acquisition, Telupay is now a wholly owned subsidiary of the Company.

We effected the acquisition of Telupay by way of a merger (the “Merger”) pursuant to the terms of an Amended and Restated Merger Agreement & Plan of Merger (the “Amended and Restated Merger Agreement”) dated August 8, 2013, among the Company, Telupay, and I-Level Telupay Merge Corp. (“I-Level Mergeco”), a wholly owned subsidiary of the Company. The Merger was effective on September 24, 2013, at which time I-Level Mergeco merged with and into Telupay, pursuant to which the identity and separate corporate existence of I-Level Mergeco ceased and Telupay became the surviving corporation in the Merger and a wholly owned subsidiary of the Company.

Under the terms of the Amended and Restated Merger Agreement, at closing, Telupay’s stockholders received 1.2 shares of the Company’s common stock for every one share of Telupay common stock. With 65,410,298 shares of Telupay common stock outstanding immediately prior to the completion of the acquisition, 78,492,357 shares of the Company’s common stock were issued to the former Telupay stockholders. In addition, the Amended and Restated Merger Agreement required that at closing, the Company’s pre-acquisition Chief Executive Officer and director, Francis Chiew, tender back to the treasury of the Company for cancellation an aggregate of 47,000,000 restricted common shares of the Company. Taking into account the cancellation of such shares, the 78,492,357 shares of the Company issued to Telupay stockholders represent approximately 73% of the issued and outstanding common stock of the Company post-closing. Based on the closing market price of the Company’s common stock of $0.70 per share on September 23, 2013, the day before the closing, the total share consideration issued to Telupay’s stockholders had a value of approximately $55,000,000.

The Amended and Restated Merger Agreement also provided that all outstanding Telupay options and warrants would be exchanged for non-transferable options and warrants of the Company, respectively, based on the same exchange ratio of 1.2 described above. Telupay did not have any options outstanding at closing, but did have an aggregate of 5,963,334 warrants outstanding at closing, each exercisable for $0.50 per Telupay share. As a result of the acquisition, such Telupay warrants have been cancelled and exchanged for an aggregate of 7,156,000 the Company’s Warrants, each exercisable at $0.42 per share. (Pursuant to the terms of the Amended and Restated Merger Agreement, the exercise price of each Company exchange warrant was determined by dividing the per share exercise price of the corresponding Telupay warrant by the exchange ratio of 1.2).

The closing of the acquisition of Telupay represented a change in control of the Company. For accounting purposes, this change of control constituted a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquirer, are treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing obligations.

October 2013 Name Change and Forward Split

Effective October 22, 2013, we effected a name change on the OTCQB to Telupay International Inc.

This name change was effective under Nevada corporate law as of October 22, 2013, pursuant to Articles of Merger that were previously filed with the Nevada Secretary of State on October 4, 2013. Pursuant to such Articles of Merger, our Company merged with its wholly-owned subsidiary, Telupay International Inc. The merger is in the form of a parent/subsidiary merger, with our Company as the surviving corporation. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger/name change was not required. The Articles of Merger provided that, upon completion of the merger effective on October 22, 2013, our Company’s Articles of Incorporation would be amended as of such date to change the Company’s name to “Telupay International Inc.”

Also effective October 22, 2013, we effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one and one half new shares for one old share basis (1.5:1), as set forth in a Certificate of Change filed with the Nevada Secretary of State.

Telupay PLC

As indicated above, we acquired Telupay as a wholly owned subsidiary on September 24, 2013. As a consequence of our Company’s acquisition of Telupay, our business is now focused on mobile banking and payment processing.

Telupay was incorporated in Jersey, Channel Islands on March 2, 2010. In 2010, Telupay further incorporated: (i) Telupay IP Limited (Jersey, Channel Islands), a wholly owned subsidiary, to hold its intellectual property; (ii) Telupay Solutions Limited (Jersey, Channel Islands), a further wholly owned subsidiary, as the operations arm of the Telupay group of companies; and (iii) Telupay (M.E) FZE (Dubai, AEC), a further wholly owned subsidiary, which subsequently incorporated its own wholly owned subsidiary in the Philippines, Telupay (Philippines) Inc. Telupay and its subsidiaries were incorporated primarily to engage in software application development, enterprise application integration, programming, wholesale sales and distribution of customized software applications, after-sales support and technical assistance, as well as the provision of shared services and other related ancillary and/or support functions, services, systems and processes relate to mobile banking and payment processing.

On December 21, 2010, Telupay entered into an agreement with QSpan Technologies, Ltd. (“QSpan”) whereby it acquired all the assets consisting of office equipment and intellectual mobile banking systems (“MBS”) technology, and assumed all of its liabilities comprised of trade payables and accrued expenses.

Telupay’s MBS technology is a secure, robust method of delivering bank-grade transactions via an intuitive interface on mobile devices. It is compliant with the specific requirements of each of Telupay’s client-banks in respect of each such client’s information technology and technical, information and security standards. Each of Telupay’s client-banks has confirmed such compliance through the issuance of a vulnerability assessment certificate in respect of Telupay’s MBS technology. Furthermore, Telupay’s MBS technology is not tied to proprietary bank or operator technologies, which gives it the ability to provide its service to all of the major banks, mobile operators, ATM operators and private agent networks worldwide.

The majority of the Company’s MBS currently in commercial use is being used by four major commercial banks (Metrobank, UnionBank, United Coconut Planters Bank (UCPB) and the Bank of Commerce) based in the Philippines, and two ATM operators MegaLink (Philippines) and Artajasa (Indonesia). These clients use the Company’s MBS exclusively; it is the only mobile banking system promoted under their individual bank-brands made available to, and being used by, their respective accountholders or customers. Approximately 50% of the Company’s income is generated by the MBS used by the Company’s clients under revenue-sharing arrangements based on a standard three- to five-year contractual period, with the earliest contracted bank agreement for MBS due for renewal by 2014 and the latest by 2017.

Highlights in Telupay’s business development to date are as follows:

  Strong progress in Philippine business: Four top-ten banks and one of two ATM operators are now using Telupay’s platform, including Metrobank, UnionBank, United Coconut Planters Bank (UCPB), Bank of Commerce and MegaLink, an ATM operator servicing 14 financial and non-financial institutions in the Philippines. Megalink is promoting the use of the Company’s MBS to its ATM bank-members without a proprietary mobile banking system to encourage such ATM bank-members to choose the Company’s MBS.
  Philippine branded and/or co-branded remittance network: Telupay is currently launching services with 1Bro, a network with approximately 10,000 agents located throughout the Philippines. The Company is in further discussions with agent networks and major retail chains for launching its co-branded network in 2015.
  In March 2014, Telupay’s client CardBank deployed Telupay’s mobile micro-finance solution in the Philippines. Telupay’s mobile micro-finance solution will replace the manual collection system currently in place, providing significant savings to CardBank in its collection of loans and enabling the loan recipients to make more frequent loan payments, make P2P remittances, purchase mobile airtime and pay bills. The service is mandated to over 1 million existing loan recipients over the next twelve months and is forecasted to grow to over 1.8 million loan recipients by 2017. Telupay is in discussions with CardBank to implement Telupay’s mobile micro-finance solution to other regions they conduct business.
  Metapago - Peru: Telupay has installed its MBS system and its ARMaS system (discussed below) with Metapago, with the goal of providing service through thousands of agents to the 10 million plus unbanked adults in Peru.
  Telupay is discussing business opportunities in Russia, Colombia, Brazil, the UK, Australia, the United States, Canada and numerous other countries worldwide.

The international mobile banking and payments market is growing rapidly. Although Telupay is an early commercial stage company that was incorporated in March 2010, based on Telupay’s experience with its current clients, we are of the view that Telupay has entered this market with a strong foundation.

Telupay’s solutions are not “out-of-the-box” applications that require the client to conform to Telupay’s technology--instead, Telupay customizes its technologies and solutions for each individual client based the client’s requirements and what the client wants to offer its customers. In order to apply its technology to additional commercial markets, Telupay works closely with its clients to develop new mobile and administrative applications that the client can offer to its retail and commercial customers. Outside of Telupay’s core mobile banking and payment solution (its MBS technology), Telupay has developed or is developing the following applications:

  ARMaS (Agent Remittance Management Service) - ARMaS is Telupay’s administration system specifically designed for unbanked customers conducting domestic and international remittances. Telupay’s Peruvian client Metapago uses Telupay’s MBS solution. ARMaS is designed as a white label solution for existing remittance companies. The Company’s business arrangement with Metapago began in 2011. Since that time, the government of Peru has taken approximately two years to complete its policies, rules and regulations for e-products, which includes mobile banking systems. Metapago is currently awaiting the Peruvian government’s issuance of an e-license to proceed with the commercial launch of its E-wallet product using our ARMaS system.

  Mobile Payment System - Telupay has developed a mobile payment system enabling SME’s to conduct Card Present Transactions using Chip & PIN and Swipe & Signature devices using smartphones to conduct purchase transactions in the field. Telupay’s mobile payment system also allows Card Not Present Transactions using its mWallet technologies to substantially reduce fees to retailers while providing a secure, easy to use service to consumers.
  Mobile Micro-Finance Collection Solution - Telupay has developed a mobile micro-finance collection solution for its client CardBank to manage the collection of micro-loans, which are predominant in the developing world. The pilot was launched in March 2014 and the Company expects the full commercial launch of this solution by third quarter 2014. The service also provides consumers the ability to buy airtime, pay bills and conduct P2P domestic remittance transactions easily, conveniently and at lower costs.
  Telupay is assembling a class “A” senior management team for its UK subsidiary to assist in developing its 4th Generation technology catering to first world markets and applications. Telupay’s 4th Generation platform will differentiate Telupay from many of its competitors by incorporating solutions like Immediate Payments, that will lower costs, improve services, and provide immediate settlement that will directly compete with ACH clearing and the three-day settlement cycle and by providing additional features like FastCash, enabling “cash-out” or “top-up” on the go where it is most convenient that will substantially reduce retailers’ “cash-in” handling charges. The new solutions will also include loyalty card solutions that turn loyalty cards into payment cards.
  TeluAd - Telupay’s mobile advertisements built into the applications including its Java application for non-smartphones. TeluAd enables its clients to cross-sell its products and services or sell the advertising space to mainstream advertisers providing an additional revenue stream.

Regulatory Environment

Telupay, in partnership with the financial institutions it works with, conforms to ISO8583, the international messaging standard for financial transactions, and is subject to ongoing independent reviews.

Competition

Our industry is highly competitive and subject to rapid change. Although there are current and potential competitors for business opportunities with greater technical, financial, marketing, sales and other resources, our management believes that the global market for mobile banking and payments remains open for new players like Telupay.

Plan of Operations

Our vision is to be the mobile banking and payment solution provider of choice worldwide, delivering low-cost mobile banking and payment solutions for the mass market and we aim to become a leader in mobile banking and payments worldwide.

Banks around the world have progressively expanded banking services from branch networks to self-service channels (such as ATMs) to Internet and telephone banking. Our view is that mobile banking and payments is a logical continuation of this trend, leveraging automation to reduce costs and improve customer convenience.

Our strategy for growth rests on three key areas:

  Sign up leading banks, mobile operators, ATM operators and private networks to the Telupay platform;
  Attract appropriate partners to deliver sustainable, local ecosystems (regional branded and co-branded agent networks); and
  Develop a compelling and customer-centric product portfolio ahead of the market.

Moving forward, we plan to continue to expand our range of services in the Philippines and internationally with a revenue model based around a variety of payment and pricing structures, ranging from a licensing model, to revenue sharing, to revenue-per-customer and revenue-per-service usage.

We estimate that we will need financing in the amount of approximately $17.8 million to cover our operating expenses and plan of operations over the next thirty-six months, as follows:

Item	Estimated Cost
General Operating Expenses	$1,600,000
UK Investment (as an entry point in Europe, with a goal of arranging partnerships, joint ventures or similar commercial agreements with UK banks, finance organizations, telecommunications companies, retail companies, etc.)	$7,400.000
Philippines Brand Building	$3,600,000
Indonesia Brand Building	$3,050.000
South American initiatives with Metapago	$2,150,000
TOTAL:	$17,800,000

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We do not have sufficient funds to maintain our operations for the next 12 months.

Need for Additional Capital

Prior to our acquisition of Telupay, we were a “shell company” not generating any revenues from operations. Telupay has had limited operations and revenues to date. As noted above under “Plan of Operations”, we estimate that we will require financing in the amount of approximately $17.8 million over the next thirty-six months to implement our plan of operations. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Employees

As of March 31, 2014, we had a total of 34 full-time employees. None of our employees is subject to a collective bargaining agreement. We experienced no work stoppages and believe that we have good relations with our employees. We have been careful to match human resources to business requirements. Telupay’s initial recruitment focus was on technical development, followed by business development and account management as it began to engage with potential partners and customers. Future programs on human resource development include certification programs and skills enhancement training.

Subsidiaries

As a result of the acquisition described above, we own 100% of Telupay PLC, an operating company organized under the laws of Jersey, Channel Islands. In turn, Telupay PLC has the following wholly owned subsidiaries: (i) Telupay Solutions Limited (Jersey, Channel Islands); (ii) Telupay IP Limited (Jersey, Channel Islands); and (iii) Telupay (ME) FZE (Dubai, UAE).  Telupay (ME) FZE has its own wholly owned subsidiary, Telupay (Philippines) Inc. (Philippines).

Trademarks and Copyright

We hold the following trademarks in the Philippines: TelUPay, Making Money Mobile, TelUAd, TelUCash, TelUSafe, TelUWallet and TelULoan. We hold a copyright in South Korea for the Mobile Enterprise Solution that we obtained from QSpan Technologies, Ltd. We do not hold any patents.

Transfer Agent

Our transfer agent is Transhare Corporation, 4626 South Broadway, Englewood, Colorado  80113.

ITEM 1A.             RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock.  Our business, operating results and financial condition could be adversely affected due to any of the following risks.  The risks described below may not be all of the risks facing our company.  Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations.  You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

We have limited operating history and lack profitable operations.

We were incorporated in the State of Nevada on August 23, 2005 and Telupay PLC, which we acquired on September 24, 2014 though the Merger described above, was incorporated in Jersey, Channel Islands in 2010.  Prior to and after the acquisition of Telupay PLC, we have had limited operations and revenues to date. For our year ended March 31, 2014, we had revenues of $95,431 (2013: $64,711). On March 31, 2014, we had an accumulated deficit of $10,287,339, a net loss from operation of $1,949,981 and a working capital deficit of $2,568,072. There is no assurance that we will ever achieve significant revenues or profitability.  If we are unable to obtain financing to execute our plan of operations, then we will not have sufficient funds with which to carry out our plan of operations and our business will most likely fail.

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

We presently do not have any arrangements for financing in place and there is no assurance that we will be able to arrange for financing. If we are not able to arrange for financing to cover these anticipated expenses, we will not be able to execute our plan of operations the result that our business may fail and investors may lose a substantial portion or all of their investment.

If our expenses are greater than anticipated, then we will have fewer funds with which to pursue our plan of operations and our financing requirements will be greater than anticipated.

We may find that the costs of carrying out our plan of operations are greater than we anticipate. Increased operating costs will cause the amount of financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have fewer funds with which to carry out our plan of operations with the result that our business may fail.

We may not be able to continue as a going concern if we do not obtain financing.

Our independent accountants’ audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon obtaining financing for our planned operations. There can be no assurance that we will be able to raise any funds, or we are able to raise funds, that such funds will be in the amounts required or on terms favorable to us.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Our industry is highly competitive and subject to rapid change. Some of our current and potential competitors for business opportunities have greater technical, financial, marketing, sales and other resources than we do. Such competition will potentially affect our chances of achieving profitability and ultimately adversely affect our ability to continue as a going concern.

We are reliant on telecommunications networks.

We are reliant on the operations of telecommunications networks for the provision of our services to the marketplace concerned. Should any of these relationships or agreements terminate or become strained for any reason that would have a negative impact on our operations and business development plans.

As a mobile banking and payment application business, any disruptions, failures or cyber attacks in our information technology systems and network infrastructures, or any breach of security with respect to personally identifiable information, could have a material adverse effect on our business.

As a mobile banking and payment application business, we maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. Techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, which could include credit card and debit card information, bank account details or other personally identifiable information. Our service is vulnerable to computer viruses, phishing attacks or other attacks and similar disruptions from unauthorized use of our systems, any of which could lead to system interruptions, delays or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs of our systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract or maintain customers. We also would be required to expend significant resources to mitigate any such breach of security and to address related matters.

Further, a disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. In addition, our ability to integrate, expand, and update our information technology infrastructure is important for our contemplated growth, and any failure to do so could have an adverse effect on our business.

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We are managed by a limited number of key personnel who have significant experience within Telupay and the wider IT or communications sectors and who may be difficult to replace.

Our management team lacks experience in running a public company in the United States.

Our officers and directions, all of whom started in such positions upon the effective date of the Merger on September 24, 2013, lack experience in running a public company in the United States. Such lack of experience may result in our Company experiencing difficulty in adequately operating and growing our business. Further, our Company may be hampered by lack of experience in addressing the issues and considerations which are common to growing companies. If our Company’s operating or management abilities consistently perform below expectations, our business is unlikely to thrive.

We do not maintain a place of business in the United States and our officers and directors reside outside of the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole director and officer.

Although we are a Nevada corporation, we do not currently maintain a permanent place of business within the United States. In addition, our officers and directors reside outside the United States, principally in the Philippines. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our directors and officers.

Risks Related to Doing Business in the Philippines

The Philippines may experience economic instability, which could increase our costs and harm our business.

The Philippines continues to experience low growth in its gross domestic product, significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create economic instability that could harm businesses operating in the Philippines. Currency fluctuations in the Philippine peso relative to the U.S. dollar could increase our expenses. All of our revenues are denominated in U.S. dollars, and a substantial portion of our costs are incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our expenses. We do not currently engage in any transactions as a hedge against risk of loss due to foreign currency fluctuations.

Natural disasters or other catastrophic events could negatively affect our business, financial condition and results of operations.

Natural disasters, such as hurricanes, earthquakes or typhoons similar to the large typhoon which struck the Philippines in November 2013, could cause significant disruptions to our employee or customer base and could adversely impact our business and our results of operations. Such events could result in temporary work stoppages and telecommunication or other technology outages. We may be required to suspend operations in the Philippines, which could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks could adversely affect the Philippine economy, disrupt our operations and cause our business to suffer.

The Philippines periodically experiences civil unrest and terrorism and U.S. companies in particular may experience greater risk. We are not insured against terrorism risks. Terrorist attacks have the potential to directly impact our clients and the Philippine economy by making travel more difficult, interrupting lines of communication and curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and harm our business.

Risks Related to Our Common Stock

Trading of our common stock is sporadic, and the price of our common stock may be volatile; we caution you as to the highly illiquid nature of an investment in our shares.

Our common stock is quoted on the OTCQB. To date, trading in our common stock has been limited and sporadic. The price of our common shares may increase or decrease in response to a number of events and factors, including: current events affecting the global economic situation; changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common shares. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance. We caution you as to the highly illiquid nature of an investment in our shares.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTCQB, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares of our common stock that are “restricted securities” as defined in Rule 144(a)(3) are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act, a “shell company” is defined as a company that has: (i) no or nominal operations and (ii) either (A) no or nominal assets, (B) assets consisting solely of cash and cash equivalents, or (C) assets consisting of any amount of cash and cash equivalents and nominal other assets. We were a “shell company”

pursuant to Rule 144 prior to the Merger, and as such, Rule 144(i) provides that sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K providing Form 10 level disclosure was filed with the Commission reflecting our status as a non-”shell company,” which twelve-month period will elapse on September 30, 2014. Therefore, any restricted securities currently outstanding or that we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K reflecting our status as a non-”shell company” and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash than if we had not been a “shell company”. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable as we are not an accelerated or large accelerated filer.

ITEM 2.                PROPERTIES

We lease office space located at First Island House, Peter Street, St. Helier, Jersey, Channel Islands, JE4 8SG, for approximately $1,667 in service fees per month.

In addition, we lease office space located at 6F Kings Court Building 2, Chino Roces Avenue comer dela Rosa Street, Makati City, the Philippines, for approximately $5,800 in rent per month.

ITEM 3.                LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report on Form 10-K, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock became quoted on the OTC Bulletin Board under the symbol “JKSV” on December 22, 2006 and subsequently as “ILVL” on February 23, 2007 in connection with our name change to I-Level Media Group Incorporated.  On October 22, 2013, in connection with our merger and name change, our symbol changed to “TLPY”.

The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTCQB with retroactive effect to a 1.5 new share for each one (1) old share pursuant to a stock split effective October 22, 2013. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
March 31, 2014	$0.55	$0.40
December 31, 2013	$0.68	$0.30
September 30, 2013	$0.50	$0.21
June 30, 2013	$0.34	$0.15
March 31, 2013	$0.15	$0.14
December 31, 2012	$0.14	$0.04
September 30, 2012	$0.04	$0.04
June 30, 2012	$0.09	$0.03

On July 14, 2014, the low bid price of our common stock was $0.45 per share, the high ask price of our common stock was $0.45 per share, and the closing price was $0.45 per share. We do not have any securities that are currently traded on any other exchange or quotation system.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule”. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

Holders

As of July 14, 2014, we had 134 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of our fiscal year ended March 31, 2014:

Equity Compensation Plan Information

		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a)	Equity compensation plans approved by security holders	N/A	$	N/A	N/A
(b)	Equity compensation plans not approved by security holders	N/A	$	N/A	N/A

Recent Sales of Unregistered Securities

Securities Issued in Connection with Merger Transaction

Please note that the share number and share price information included in this section regarding “Securities Issued in Connection with Merger Transaction” does not take into account the Company’s October 2014 forward stock split on a 1.5 new share per one (1) old share basis.

In connection with the closing of the acquisition of Telupay as disclosed above, under the terms of the Amended and Restated Merger Agreement, at closing on September 24, 2013, Telupay’s stockholders received 1.2 shares of the Company’s common stock for every one share of Telupay common stock. With 65,410,298 shares of Telupay common stock outstanding immediately prior to the completion of the acquisition, 78,492,357 shares of the Company’s common stock were issued to the former Telupay stockholders. The deemed issuance price per share was $0.35 per share, based on the closing market price of the Company’s common stock of $0.35 per share on August 8, 2013, the date the Amended and Restated Merger Agreement was executed. The closing market price of the Company’s common stock on September 23, 2013, the day before the closing, was $0.70 per share. As such, the total share consideration issued to Telupay’s stockholders had a value of approximately $55,000,000 as of the closing date.

The Amended and Restated Merger Agreement also provided that all outstanding Telupay options and warrants would be exchanged for non-transferable options and warrants of the Company, respectively, based on the same exchange ratio of 1.2 described above. Telupay did not have any options outstanding at closing, but did have an aggregate of 5,963,334 warrants outstanding at closing, each exercisable for $0.50 per Telupay share. As a result of the acquisition, such Telupay warrants have been cancelled and exchanged for an aggregate of 7,156,000 Company Warrants, each exercisable at $0.42 per share. (Pursuant to the terms of the Amended and Restated Merger Agreement, the exercise price of each Company exchange warrant was determined by dividing the per share exercise price of the corresponding Telupay warrant by the exchange ratio of 1.2).

The shares of Company common stock and warrants issued to the Telupay securityholders upon the closing of the acquisition have not been registered under the Securities Act or under the securities laws of any state in the United States, and were issued in reliance upon an exemption from registration under the Securities Act provided by Regulation S.

Other Securities Issued

On January 3, 2014, the Company issued a convertible promissory note in the amount of $97,861 to a related party.  Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled $87,861 of this note through the issuance of 878,610 Units at a deemed issuance price of $0.10 per Unit.  Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

On January 6, 2014, the Company issued a convertible promissory note in the amount of $100,000 to an investor.  Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled this note in full through the issuance of 1,000,000 Units at a deemed issuance price of $0.10 per Unit.  Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

On March 30, 2014, the Company issued a convertible promissory note in the amount of $88,267 to an investor.  Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled this note in full through the issuance of 882,665 Units at a deemed issuance price of $0.10 per Unit.  Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled approximately $81,200 in debt pursuant through the issuance of 541,333 Units at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance.

The above-referenced securities have not been registered under the Securities Act or under the securities laws of any state in the United States, and were issued in reliance upon an exemption from registration under the Securities Act provided by Regulation S.

ITEM 6.                SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) our audited financial statements for the fiscal years ended March 31, 2014 and March 31, 2013 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for the Company’s growth, trends in the results of the Company’s development, anticipated development plans, operating expenses and the Company’s anticipated capital requirements and capital resources.  As such, these forward-looking statements may include words such as “plans,” “intends,” “anticipates,” “should,” “estimates,” “expects,” “believes,” “indicates,” “targeting,” “suggests” and similar expressions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview

The Company effected the acquisition of Telupay by way of a merger pursuant to the terms of the Amended and Restated Merger Agreement among the Company, Telupay, and I-Level Mergeco. The merger was effective on September 24, 2013, at which time I-Level Mergeco merged with and into Telupay, pursuant to which the identity and separate corporate existence of I-Level Mergeco ceased and Telupay became the surviving corporation in the Merger and a wholly owned subsidiary of the Company.

The closing of the acquisition of Telupay represented a change in control of our Company. For accounting purposes, this change of control constitutes a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquirer, are treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing obligations.

Results of Operations

Year Ended March 31, 2014 compared to the Year ended March 31, 2013

	Years ended March 31,
	2014	2013
Revenues	$95,431	$64,711
Direct operating expense	82,151	6,834
Salaries and benefits	505,240	423,915
Share based compensation - related parties	426,222	417,000
Travel	96,781	24,916
Professional fees	727,168	377,432
General and administrative expenses	139,779	161,890
Depreciation and amortization	68,071	77,011
Total operating expenses	2,045,412	1,488,998
Net loss from operations	(1,949,981)	(1,424,287)

Other income (expense)
Interest expense, net	(228,022)	(6,884)
Interest expense – related party	(5,250)	(16,145)
Finance costs	(195,767)	(7,500)
Finance costs – related party	(107,861)	(3,750)
Other (expense)	(21,896)	-
Foreign exchange gain (loss)	21,010	3,373
Total other income (expense)	(537,786)	(30,789)

Net loss before provision for income taxes	(2,487,767)	(1,455,076)

Net loss	$(2,487,767)	$(1,455,076)

Telupay had revenues from service income of $95,431 during the year ended March 31, 2014, as compared to $64,711 during the year ended March 31, 2013. The increase in revenues between the periods mostly pertained to growing usage of mobile banking services for airtime load and bill payments in the Philippines.

As set forth above, Telupay’s operating expenses were $2,045,412 during the year ended March 31, 2014, as compared to $1,488,455 during the year ended March 31, 2013, as follows:

  Direct operating expense of $82,151 (consisting of payment for mobile prepaid load sold to clients) for the year ended March 31, 2014, increased from $6,834 for the year ended March 31, 2013, primarily due to growing usage of mobile banking services for airtime load and bill payments in the Philippines.
  Salaries and benefits of $505,240 for the year ended March 31, 2014, as compared to $423,915 for the year ended March 31, 2013. The reason for the increase was due to increase in personnel.
  Share based compensation of $426,222 for the year ended March 31, 2014, was substantially similar to share-based compensation of $417,000 for the year ended March 31, 2013.
  Travel of $96,781 for the year ended March 31, 2014, as compared to $24,916 for the year ended March 31, 2013.  The reason for the increase was primarily due to increased travel with respect to private equity funding and marketing activities by the Company.
  Professional fees of $727,168 for the year ended March 31, 2014, as compared to $377,432 for the year ended March 31, 2013. The reason for the increase was primarily due to legal fees regarding the merger transaction.

  General and administrative expenses of $139,779 for the year ended March 31, 2014, as compared to $161,890 for the year ended March 31, 2013. The reason for this decrease was primarily due to a decrease in certain consulting expenses as a result of the cancellation of a consulting agreement.
  Depreciation and amortization of $68,071 for the year ended March 31, 2014, as compared to $77,011 for the year ended March 31, 2013. The reason for the decrease was primarily due to a decrease in depreciation expenses covering previously acquired assets.

Liquidity and Capital Resources

Overview

During the year ended March 31, 2014, we increased our cash position from $16,770 as of March 31, 2013 to $93,157 as of March 31, 2014. As of March 31, 2014, we had a working capital deficiency of $2,568,072, which included cash of $93,157, customer accounts receivable of $5,463 and other assets of $7,526. We have accounts payable and accrued expenses (including related party) of $1,349,115; notes payable (including related party) of $1,096,406, convertible notes payable (including related party) of $203,724 and deferred revenue of $24,973.

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

During 2014 we plan to seek further additional financing, but there is no guarantee that we will be able to do so. Should we be successful in raising sufficient financing, we can begin planning for other business initiatives such as: completing the execution of our business plan in each of Peru, United Kingdom/Europe, the Philippines and Indonesia and entering into a formal partnership in Colombia similar to Peru; accelerating our business initiatives in the United Kingdom and Europe; and fund marketing and incentive initiatives for the new generation of products throughout the European marketplace. The following table sets forth the major sources and uses of cash for the year ended March 31, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(1,516,748)	(893,357)
Net cash used in investing activities	(81,155)	-
Net cash provided by financing activities	1,674,290	900,338
Net increase (decrease) in cash	76,387	6,981

Cash Used in Operating Activities

During the year ended March 31, 2014, we used $(1,516,748) (2013 - $(893,357)) in operating activities. This was made up of:

  our net loss of $(2,487,767) (2013 - $(1,455,076));
  adjustments to reconcile net loss to cash of: depreciation and amortization of $68,071 (2013 - $77,011), other expense paid in shares of $30,000 (2013 - $nil), amortization of share-based compensation costs of $167,252 (2013 - $nil),), foreign currency loss of $(3,685) (2013 - $(27,649)), shares issued for financing costs of $188,267 (2013 - $nil), shares issued for financing cost, related party of $97,861 (2013 - $nil), amortization of beneficial conversion feature of convertible notes of $203,725 (2013 - $nil), and shares issued for services of $46,500 (2013 - $266,223); and
  changes in operating assets and liabilities of:  increase in accounts receivable of $3,216 (2013 - $6,152), (decrease) in other current assets of $(3,398) (2013 - $(14,546)), increase in accounts payable and accruals of $436,038 (2013 - $171,773), (decrease) increase in accounts payable and accruals, related party of $(263,801) (2013 – 88,755), and increase (decrease) in deferred revenue of $973 (2013 - $(6,000)).

Cash Used in Investing Activities

During the year ended March 31, 2014, $(81,155) was used in investing activities (2013 - $nil), consisting of an (increase) in other assets of $(65,614) (2013 - $nil) and acquisition of furniture and equipment of $(15,541) (2013 - $nil).

Cash Provided by Financing Activities

During the year ended March 31, 2014, we received $1,674,290 from financing activities (2013 - $900,338), consisting of the following:  proceeds from notes payable of $106,308 (2013 - $76,412), repayment of notes payable of $(92,000) (2013 - $nil), proceeds from convertible notes payable of $188,267 (2013 - $nil), proceeds from convertible notes payable, related party of $97,861 (2013 - $3,676), and proceeds from sale of common stock, net of offering costs, of $1,373,854 (2013 - $820,250).

Off Balance Sheet Arrangements

We have not had, and at March 31, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the critical accounting policies involving the most complex, difficult and subjective estimates and judgments are: revenue recognition, stock based compensation and use of estimates as discussed in Note 2 to the audited condensed financial statements included in Item 8 to this Form 10-K.

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

ITEM 8.                FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telupay International, Inc.

We have audited the accompanying consolidated balance sheets of Telupay International, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telupay International, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company
Las Vegas, NV
July 16, 2014

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Balance Sheets

	March 31, 2014 $	March 31, 2013 $
ASSETS
Current Assets
Cash	93,157	16,770
Accounts receivable	5,463	8,679
Other current assets	7,526	4,128
Total Current Assets	106,146	29,577
Property and equipment, net of accumulated depreciation of $95,548 and $81,226, respectively	28,028	33,950
Capitalized software development costs, net of accumulated amortization of $124,512 and $75,997, respectively	108,529	155,137
Other noncurrent assets	120,750	55,136
Total Other Assets	229,279	210,273
Total Assets	363,453	273,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accruals	1,131,212	389,061
Accounts payable and accruals – related party	217,903	375,504
Deferred revenue (Note 8)	24,973	24,000
Notes payable (Note 6)	784,676	76,412
Notes payable – related parties (Note 5)	311,730	316,540
Convertible notes payable (Note 6)	146,198	150,000
Convertible notes payable – related party (Note 5)	57,526	175,000
Total Current Liabilities	2,674,218	1,506,517

Total Liabilities	2,674,218	1,506,517

Stockholders’ Deficit
Common Stock, 1,500,000,000 shares authorized, $0.001 par value 161,476,831 and 83,818,894 issued and outstanding, respectively, (Note 4)	161,477	720,949
Additional paid-in capital	7,849,438	5,859,212
Common stock - authorized and unissued	573	-
Unamortized share-based compensation	(16,123)	-
Cumulative translation adjustments	(18,791)	(13,306)
Accumulated deficit	(10,287,339)	(7,799,572)
Total Stockholders’ Deficit	(2,310,765)	(1,232,717)
Total Liabilities and Stockholders’ Deficit	363,453	273,800

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Statements of Operations

	Year Ended
	March 31,
	2014	2013
	$	$
Revenues	95,431	64,711

Operating Expenses
Direct operating expense	82,151	6,834
Salaries and benefits	505,240	423,915
Share-based compensation – related parties	426,222	417,000
Travel	96,781	24,916
Professional fees	727,168	377,432
General and administrative expenses	139,779	161,890
Depreciation and amortization	68,071	77,011
Total Operating Expenses	2,045,412	1,488,998
Net Loss from Operations	(1,949,981)	(1,424,287)

Other Income (Expense)
Interest expense, net	(228,022)	(6,884)
Interest expense-related party	(5,250)	(16,145)
Finance cost	(195,767)	(7,500)
Finance cost - related party	(107,861)	(3,750)
Other (expense)	(21,896)	-
Foreign exchange gain	21,010	3,373
Total Other Income (Expense)	(537,786)	(30,789)
Net Loss before Provision for Income Taxes	(2,487,767)	(1,455,076)

Net Loss for the Year	(2,487,767)	(1,455,076)

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Statements of Comprehensive (Loss)

	Year Ended
	March 31,
	2014	2013
	$	$
Net Loss for the Year	(2,487,767)	(1,455,076)
Cumulative Translation Adjustment Foreign currency translation	19,562	27,649
Total Comprehensive Income (Loss)	(2,468,205)	(1,427,427)

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Statements of Cash Flows

	Year Ended
	March 31,
	2014	2013
	$	$
Operating Activities
Net loss	(2,487,767)	(1,455,076)
Adjustments to reconcile net loss to cash:
Depreciation and amortization	68,071	77,011
Other expense paid in shares	30,000	-
Amortization of share-based compensation costs	167,252	-
Foreign currency loss	(3,685)	(27,649)
Share issued for financing cost	188,267	-
Share issued for financing cost – related party	97,861	-
Amortization of discounts on convertible notes payable	203,725	-
Shares issued for services	46,500	266,223
Changes in operating assets and liabilities:
Increase in accounts receivable	3,216	6,152
(Decrease) in other current assets	(3,398)	(14,546)
Increase in accounts payable and accruals	436,038	171,773
(Decrease) increase in accounts payable and accruals – related party	(263,801)	88,755
Increase (decrease) in deferred revenue	973	(6,000)

Net Cash Used in Operating Activities	(1,516,748)	(893,357)

Investing Activities
(Increase) in other assets	(65,614)	-
Acquisition of furniture and equipment	(15,541)	-

Net Cash Used in Investing Activities	(81,155)	-

Financing Activities
Proceeds from notes payable	106,308	76,412
Repayment of notes payable	(92,000)	-
Proceeds from convertible notes payable	188,267	-
Proceeds from convertible notes payable – related party	97,861	3,676
Proceeds from sale of common stock, net of offering costs	1,373,854	820,250

Net Cash Provided by Financing Activities	1,674,290	900,338

Increase in Cash	76,387	6,981

Cash - Beginning of Year	16,770	9,789

Cash - End of Year	93,157	16,770

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Common stock issued for conversion of notes and interest	378,512	-
Common stock issued for other expenses	30,000	-
Common stock issued for financing – related party	-	11,874
Common stock issued for services	-	252,450

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Consolidated Statement of Changes in Stockholders’ Deficit
for the Years Ended March 31, 2014 and 2013

			Additional		Unamortized	Accumulated
		Common	Paid-in	Authorized and	Stock Based	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Unissued	Compensation	Income	Deficit	stockholders’
	#	$	$		$	$	$	$

Balance, March 31, 2012	78,271,357	78,272	5,415,416	-	-	14,343	(6,344,496)	(836,465)
Issuance of shares for services	954,000	954	78,546	-	(48,375)	-	-	31,125
Issuance of shares for services – related party	2,102,400	2,102	429,899	-	(135,000)	-	-	297,001
Issuance of shares for cash, net	9,123,102	9,123	737,977	-	-	-	-	747,100
Issuance of shares for financing – related party	1,468,035	1,468	9,779	-	-	-	-	11,247
Forfeiture of shares	(8,100,000)	(8,100)	8,100	-	-	-	-	-
Translation adjustment	-	-	-	-	-	(27,649)	-	(27,649)
Net loss for the year	-	-	-	-	-	-	(1,455,076)	(1,455,076)

Balance, March 31, 2013	83,818,894	83,819	6,679,717	-	(183,375)	(13,306)	(7,799,572)	(1,232,717)
Offering costs – related party	-	-	(4,275)	-	-	-	-	(4,275)
Issuance of shares for cash, net	20,448,000	20,448	1,220,183	-	-	-	-	1,240,631
Issuance of Shares for Financing			571,686	573	-	-	-	572,259
Issuance of shares previously authorized	6,459,060	6,459	131,041	-	-	-	-	137,500
Issuance of shares for loans converted	4,542,145	4,542	373,974	-	-	-	-	378,516
Previously forfeited shares re-issued	2,025,000	2,025	(2,025)	-	-	-	-	-
Issuance of shares to settle disagreement	360,000	360	29,640	-	-	-	-	30,000
Forfeiture of shares	(112,500)	(112)	112	-	-	-	-	-
Issuance of shares for services	558,000	558	45,942	-	-	-	-	46,500
Recapitalization Transactions – September 24, 2013:
Shares acquired by Telupay International Inc.	(118,098,599)	(118,099)	(8,474,307)	-	-	-	-	(8,592,406)
Shares of Telupay International Inc.	113,878,237	113,878	8,484,544	-	-	-	-	8,598,422
Cancellation of founders shares	(70,500,000)	(70,500)	70,500	-	-	-	-	-
Shares issued to shareholders of Telupay PLC to effect the recapitalization	118,098,537	118,099	(118,099)	-	-	-	-	-
Liabilities assumed of Telupay International Inc.	-	-	(1,159,193)	-	-	(6,020)	-	(1,165,213)
Translation adjustment	-	-	-	-	-	535	-	535
Amortization of stock based compensation	-	-	-	-	167,252	-	-	167,252
Net loss for the year	-	-	-	-	-	-	(2,487,767)	(2,487,767)

Balance, March 31, 2014	161,476,831	161,477	7,849,438	573	(16,123)	(18,791)	(10,287,339)	(2,310,765)

(See accompanying notes to consolidated financial statements)

Telupay International Inc. (formerly i-Level Media Group Incorporated)
Notes to Consolidated Financial Statements
for the Years Ended March 31, 2014 and 2013

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

Effective September 24, 2013, the Company completed the acquisition, by way of a Merger Agreement, of 100% of the issued and outstanding shares of Telupay PLC (“Telupay”), a company incorporated in Jersey, Channel Islands on March 2, 2010. Telupay owns the following wholly-owned subsidiaries: (i) Telupay IP Limited (Jersey, Channel Islands), to hold its intellectual property; (ii) Telupay Solutions Limited (Jersey, Channel Islands) as the operations arm of the Telupay group of companies; (iii) Telupay (M.E) FZE (Dubai, AEC), which subsequently incorporated its own subsidiary in the Philippines, Telupay (Philippines) Inc. Telupay and its subsidiaries are engaged in the mobile banking and payment processing business primarily in the Philippines, Peru, Indonesia, Myanmar and the United Kingdom.

As a result of the Merger Agreement, Telupay is now a wholly-owned subsidiary of the Company. Effective October 22, 2013 the Company changed its name to Telupay International Inc. and effectuated a forward stock split of its authorized and issued outstanding shares of common stock on a 1.5 new shares for 1 old basis. As a result the Company’s authorized share capital increased from 1,000,000,000 shares of common stock to 1,500,000,000 shares of common stock and correspondingly, the Company’s issued and outstanding share capital increased from 107,651,214 shares of common stock to 161,476,831 shares of common stock. This forward stock split has been accounted for retroactively. The Company, as a result of the Merger Agreement, is no longer a development stage company and will not present accumulated from inception amounts. The closing of the acquisition of Telupay represented a change in control of the Company. For accounting purposes, this change of control constituted a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby the Company, as the legal acquirer, is treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing operations and historical financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These audited consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. As a result of the acquisition of Telupay on September 24, 2013, the Company has changed its fiscal year end from December 31 to March 31. These financial statements include the accounts of the Company and its consolidated subsidiaries: Telupay PLC, Telupay IP Limited, Telupay Solutions Limited, Telupay (M.E) FZE (Dubai, AEC), and Telupay (Philippines) Inc. The statement of operations includes the accounts of i-Level from September 24, 2013 to March31, 2014 and the accounts of Telupay and its subsidiaries for all historical presentations.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March31, 2014.

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

Based on a contractual period, the Company’s income is generated with a client under a revenue-sharing arrangement per transaction basis with fixed transaction fee(s) paid by the client or by the client’s customers, which is generally collected and reconciled by the client and then shared on a standard range of 50/50 revenue sharing percentage between the Company and the client net of system transaction costs. A reconciliation of successful transactions by the Company is done at the end of each month and confirmed by the client. Revenue is recognized and invoiced at this stage. The contract also allows the option for annual customer subscription fees collected from the client’s customers or paid directly by the client to the Company. A reconciliation of annual subscription fees is done every month by the Company and confirmed by the client. Annual subscription fees are invoiced at the end of each month, and revenue is recognized ratably over the one-year subscription period.

Another revenue stream is commission from third-party providers that is shared on 70/30 split basis with 30% for the client. Commissions are collected by clients and shared with the Company, at which time revenue is recognized.

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

Revenue generated from licensure and royalty fees is recognized ratably over the agreement period.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of March 31, 2014 and 2013, the Company determined that none of its long-term assets were impaired.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company’s financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values as of March 31, 2014 and 2013due to their short-term nature.

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

Foreign Currency

The Company accounts for foreign currency in accordance with ASC Topic 830 “Foreign Currency” whereby the local currency is the functional currency. Assets and liabilities of the Company’s foreign locations are translated to reporting currency at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at a weighted average monthly exchange rate for each reporting period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of March 31, 2014 and 2013, the Company reported$19,562 and $27,649, respectively, in cumulative translation adjustment gains related to foreign currency re-measurement.

Recent accounting pronouncements

No recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, The Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2015, including comparative information also prepared under IFRS for fiscal 2014 and 2013. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

3.	Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations since its inception. Through March 31, 2014, the Company had accumulated losses of $10,287,339 and a working capital deficit of $2,567,529. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

4.	Acquisition of Telupay PLC

Effective September 24, 2013, the Company completed the acquisition of 100% of the issued and outstanding shares of Telupay PLC (“Telupay”) pursuant to a Merger Agreement. Telupay is an early stage company focused on the development and commercialization of mobile banking and payment applications and systems. Telupay is a limited liability company incorporated under the laws of the Jersey Channel Islands. Under the terms of the Merger Agreement Telupay’s stockholders received 1.2 shares of i-Level common stock for every one share of Telupay common stock. With 65,610,325 (on a pre-split basis) shares of Telupay common stock outstanding, 78,732,390 (on a pre-split basis) shares of i-Level shares were issued to the former Telupay stockholders as at September 24, 2013. In addition, the Merger Agreement required that i-Level’s Chief Executive Officer and director tender back to the treasury of i-Level for cancellation an aggregate of 47,000,000 (pre-split) shares of i-Level leaving 28,918,825 pre-split shares of i-Level issued prior to the Merger Agreement. Taking into account the cancellation of such shares, the shares of i-Level issued to Telupay stockholders represented 73% of the issued and outstanding common stock of i-Level post-closing; as a result the Merger Agreement represented a change in control of the Company. For accounting purposes, this change of control constitutes a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, i-Level, as the legal acquirer, is treated as the acquired entity, and Telupay, as the legal subsidiary, is treated as the acquiring company with the continuing obligations and operations.

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

5.	Related Party Transactions

a)	Notes payable–a total of $311,730, loaned by directors during 2012, are due to certain directors as of March 31, 2014. The notes bear flat interest at 10% and are unsecured and are now due on demand. These notes are currently in default and repayment has not been demanded. During fiscal 2014 a director loaned $97,861 on a non-interest bearing, unsecured, demand basis. $87,861 of this loan was subsequently settled by the issuance of 878,610 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

b)	During 2014, convertible notes payable – 6% interest bearing, totaling $325,000 (of which $175,000 was due to a former director), plus accrued interest of $53,516, was converted into 4,542,145 common shares of the Company.

c)	Director compensation - Telupay PLC issued executive service agreements to three directors, which have been amended periodically. Pursuant to these agreements, two executives, who are also officers, are entitled to monthly compensation of $7,500 and one non-executive director is entitled to monthly compensation of $5,000. During March 2012, the monthly compensation to be received by each executive director was amended to 50% paid in cash and 50% paid in common shares. On October 4, 2013 the Board of Directors approved the retroactive full cash compensation for the Company’s three directors beginning July 2013.Telupay Plc cancelled the prior agreement with the one non-executive director. Effective November 1, 2013 three non-executive Directors are provided with a quarterly compensation of $5,000 each.

d)	Due to former officer/director of i-Level - the Company’s former officer/director was paid $4,000 per month for services rendered up to September 24, 2013. As at March 31, 2014 a total of $106,200 was owed. This amount is unsecured, non-interest bearing and due on demand.

6.	Notes Payable

Prior to the merger outstanding 6% interest bearing convertible notes payable of $150,000 plus accrued interest of $26,799 were converted into 2,018,731 common shares of the Company.

Subsequent to the merger outstanding 6% interest bearing convertible notes payable totaling $175,000 were converted into 2,523,414 shares of the Company.

During fiscal 2014 the Company issued a convertible promissory note in the amount of $97,861 to a related party. Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled $87,861 of this note through the issuance of 878,610 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

During fiscal 2014 the Company issued a convertible promissory note in the amount of $100,000 to an investor. Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled this note in full through the issuance of 1,000,000 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

During fiscal 2014, the Company issued a convertible promissory note in the amount of $88,267 to an investor. Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled this note in full through the issuance of 882,665 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

The Company owes $332,332 pursuant to 12% interest bearing, unsecured notes. As at March 31, 2014 there was interest of $238,314 accrued. This note holder is also owed $168,631 on a non-interest bearing, unsecured, demand basis. The total amount owing to this creditor is $769,676.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

March 31, 2014	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$108,529	$108,529
Notes payable– related party	–	(311,730)	–	(311,730)
Notes payable	–	(784,676)	–	(784,676)
Convertible notes payable	–	(203,724)	–	(203,724)
Total	$–	$(1,300,130)	$108,529	$(1,191,601)

March 31, 2013	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$155,137	$155,137
Notes payable– related party	–	(316,540)	–	(316,540)
Notes payable	–	(76,412)	–	(76,412)
Convertible notes payable	–	(325,000)	–	(325,000)
Total	$–	$(717,952)	$155,137	$(562,815)

8.	Income Taxes

At March 31, 2014, the Company had approximately $5,762,210 of federal and state net operating losses. For the years ended March 31, 2014 and 2013, the Company reported net losses of $2,487,767 and $1,455,076 respectively. No provision for income tax expense has been recorded. In addition no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The net operating loss carry forwards, if not utilized will begin to expire in 2031-2034.

The components of the Company’s deferred tax asset are as follows:

	As of March 31,
	2014	2013
Deferred tax assets:
Net (loss)	$(2,487,767)	$(1,454,533)
Stock, options, and warrants issued	426,222	417,000
Taxable (loss)	(2,061,545)	(1,037,533)
Net operating loss carry forwards	3,700,665	2,633,132
Total deferred tax asset	5,762,210	3,700,665

Income tax rate	35%	34%
	2,016,774	1,258,226
Less: valuation allowance	(2,016,774)	(1,258,226)
Net deferred tax asset	$-0-	$-0-

For financial reporting purposes, the Company has incurred historical losses. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2014.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Years Ended March 31,
	2014		2013

Federal and state statutory rate	35%		34%
Change in valuation allowance on deferred tax assets	(35%	)	(34%	)

	-0-		-0-

9.	Commitment

On March 26, 2012, Telupay PLC entered into a five-year License Agreement for the use and distribution of its mobile banking and payment software. Telupay PLC received a non-refundable amount of $30,000 for the exclusive right to distribute, use, and to provide the software to the licensees’ clients. The amount was recorded as deferred revenue and is taken into income over five years. The agreement is renewable upon mutual agreement of both parties.

10.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined the following:

On January 3, 2014, the Company issued a convertible promissory note in the amount of $97,861 to a related party. Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled $87,861 of this note through the issuance of 878,610 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

On January 6, 2014, the Company issued a convertible promissory note in the amount of $100,000 to an investor. Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled this note in full through the issuance of 1,000,000 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

On March 30, 2014, the Company issued a convertible promissory note in the amount of $88,267 to an investor. Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled this note in full through the issuance of 882,665 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

Subsequent to the Company’s fiscal year ended March 31, 2014, the Company settled approximately $81,200 in debt pursuant through the issuance of 541,333 Units at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, in light of the material weaknesses found in our internal controls over financial reporting as described below, our disclosure controls and procedures were not effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of March 31, 2014.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position Held
Adrian Crawford Ansell	55	CEO, President and director
Perseverando Medalla Hernandez	64	Director
Adrian Ignacio Ocampo	37	Director
Mark Jon Keene	47	Director
Michael John Greenup	64	Director
Rosarito Deferia Carrillo	49	CFO, Secretary and Treasurer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Adrian Crawford Ansell, Chief Executive Officer, President and a Director

Mr. Ansell is a co-founder of TelUPay and has served as its director and Chief Executive Officer since March 2010. He has also acted as a director of each of TelUPay M.E. (FZE), TelUPay Solutions Ltd. and TelUPay IP Ltd. since March 2010 and as a director of TelUPay (Philippines), Inc. since January 2011. Mr. Ansell has also served as a director and Chief Executive Officer of Qspan Technologies Ltd. (“Qspan”), a Hong Kong corporation formed to commercialize a mobile banking platform, since May 2008. Mr. Ansell was the primary architect responsible for the overall design of TelUPay’s mobile banking technology.

From September 2005 to May 2008, Mr. Ansell was the President of Beacon Pacific Capital Inc, a boutique investment-consulting firm offering public and private companies a wide range of business and financial services. From January 2003 to August 2005 Mr. Ansell was actively involved in the development of HealthPricer Interactive (TSX.V: HPC.V), an online health aggregator where he worked as Manager of Business Development. From February 1998 to January 2000, Mr. Ansell was actively involved in development of eCharge Corporation (“eCharge”), an Internet payment technology company. Mr. Ansell invented the original concept for eCharge in 1997 and later managed its strategic Telco partnerships across North America.

From September 1995 to February 1998, Mr. Ansell was the Chief Executive Officer of Taddei Development and Management Group Inc., a small real estate development company, building/renovating several small- to mid-sized condominium projects in Vancouver, Canada. Prior to that, Mr. Ansell worked in sales and marketing positions with Intermec Systems Corporation (Litton Industries) from July 1994 to September 1995, Honeywell International Inc. from September 1983 to March 1985, and Robert Shaw Controls from June 1981 to May 1983.

Mr. Ansell graduated from the University of British Columbia with a Bachelor of Commerce Degree (1989-1994) and completed a two-year Electronics Technology program at DeVry Institute of Technology (1979-1980).

Perseverando Medalla Hernandez, Director

Mr. Hernandez is a co-founder of TelUPay and has served as its director since June 2012. He has also acted as a director of each of TelUPay M.E. (FZE) and TelUPay (Philippines), Inc. since March 2010 and January 2011, respectively. Mr. Hernandez has also served as a director of Qspan since May 2008 and served as a director of its affiliated entity, Qspan Technologies Philippines, Inc., from June 2008 to June 2010.

Mr. Hernandez has been involved in establishing and managing various companies ranging from engineering design, software development and construction. From March 2006 to April 2008, Mr. Hernandez was the President and Chief Executive Officer of X-Eye Solutions Inc, a solution provider for the security and surveillance industry. Mr. Hernandez served as the Chairman of Macro Machinery & Industrial Supply Inc., a mechanical engineering design group and a manufacturer’s representative for the Philippine market, from April 1981 to April 2006.

Mr. Hernandez graduated from the University of the Philippines with a degree in Industrial Engineering.

Adrian Ignacio Ocampo, Director

Mr. Ocampo has served as a director of each of Telupay and TelUPay (Philippines), Inc. since June 2012 and November 2011, respectively. He has also served as the Technical Operations and Core Development Senior Manager of TelUPay (Philippines), Inc. since January 2011. Prior to his time at Telupay, Mr. Ocampo served as a director and Vice President of Qspan from June 2008 to December 2010.

Mr. Ocampo has over six years of experience in managing information technology companies. He was one of the founders who helped build up Qspan, where he also handled operations and information technology management. In 2004, he established Arowai IT Solutions, Inc., an information technology company that specializes in customized software development.

In addition, Mr. Ocampo served as a director and Vice President of JCI Makati Philippines, a leadership organization in the city of Makati, Philippines, from February 2005 to February 2007. Mr. Ocampo has previous experience spearheading a fitness and wellness organization. He also has experience with business process outsourcing.

Mark Jon Keene, Director

Mr. Keene is the Founding Partner of Optimus Financial Group (“Optimus”), a private equity and private client advisory firm located in Perth, Australia, and has served as its Managing Director since 1994.

Mr. Keene is a Chartered Accountant and accredited SMSF Specialist Advisor (“SPAA”), a Fellow of the Taxation Institute of Australia, and a CA accredited financial planning specialist. He has extensive experience in the areas of SMSF specialist advice. He sits on the executive committee of the Western Australia branch of SPAA - The Self Managed Superannuation Fund Professional Association of Australia - as recognition of his experience and knowledge in this area.

Michael John Greenup, Director

Mr. Greenup has served as a director of our Company since October 2013.  Mr. Greenup spent 16 years working as SHIRE Councilor and President/Mayor. Mr. Greenup also served at two public ASX companies in both executive and non-executive positions and at two private companies at directorship levels. In the early 1970s, Mr. Greenup started Mclarty & Greenup, a contracting business that carried out rural pursuits such as hay carting and restoration of old wooden rail fencing. In 1976, he created a business from Mclarty & Greenup called Pinjarra Rural Hay, which supplied, fed and exported live sheep to the Middle East.  In 1986 he initiated a new venture called Murry River North, a business that carried out construction works for Aboriginal housing in remote areas of Australia. In 1998 Mr. Greenup started a business called Chaff City, a supplier and manufacturer of animal food and feeds in the equine industry.

Today, Mr. Greenup spends a lot of time sourcing materials in China for the mining industry and at the same time, managing his other personal investments.

Rosarito Deferia Carrillo, Chief Financial Officer, Secretary and Treasurer

Ms. Carrillo has served as a director and Corporate Secretary of TelUPay (Philippines), Inc. since September 2010. She has also served as TelUPay (Philippines), Inc.’s Director of Operations since December 2010. She served as the Business Development Manager of Qspan Technologies Philippines Inc. from June 2010 to October 2010. Prior to that, she served as the Business Development Manager of Toucan Realty Corporation, a real estate investment company, from December 2006 to April 2010, charged with strategic planning and management.

Ms. Carrillo was the Philippine Associate Director for the Confederation of Garment Exporters of the Philippines from January 1996 to April 2005, where she handled industry technical development, strategic partnership and advocacy programs supporting sectoral growth. She has also worked, starting as the Senior Trade and Investment Specialist, and then later as the Assistant Chief of the Softgoods Division, International Operations, and finally as the Chief of Corporate Planning for the Center for International Trade Expositions and Missions (CITEM) under the Department of Trade and Industry from September 1988 to March 1995.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

We have no significant employees other than the officers and directors described above.

Family Relationships

There are no family relationships among our directors and officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request a copy of its code of ethics.  Such requests may be directed to the Company at the address and phone number listed on the cover page of this report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during our fiscal year ended March 31, 2014, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Michael Greenup	1	1
Optimus Capital Pty Ltd.	1	2

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to them during our fiscal years ended March 31, 2013 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incent-ive Plan Comp-en-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Com-pen-sation ($)	Total ($)
Adrian Crawford Ansell, Chief Executive Officer	2014	86,932	Nil	200,000(1)	Nil	Nil	Nil	Nil	286,932
	2013	63,750	Nil	Nil	Nil	Nil	Nil	Nil	63,750
Perseverando Medalla Hernandez, Managing Director – M.E	2014	86,932	Nil	200,000(2)	Nil	Nil	Nil	Nil	286,932
	2013	72,375	Nil	Nil	Nil	Nil	Nil	Nil	72,375
Jose Luis Moraza Romero-Salas,(3) Former Chairman-Plc /Former CEO/President – Philippines	2014	32,273	Nil	450,000(4)	Nil	Nil	Nil	Nil	482,273
	2013	64,375	Nil	267,123(5)	Nil	Nil	Nil	Nil	331,498
Adrian Ignacio Ocampo, IT Director – Philippines	2014	19,109	Nil	Nil	Nil	Nil	Nil	Nil	19,109
Rosarito Deferia Carrillo, Corporate Secretary	2014	28,409	Nil	90,000 (6)	Nil	Nil	Nil	Nil	118,409
	2013	Nil	Nil	44,877(7)	Nil	Nil	Nil	Nil	44,877
Francis Chiew Former President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer(8)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(1)	The Company issued shares to Mr. Adrian Ansell as compensation for services covering ½ salary for the period April-July 2013. The valuation of the stock awards is based on their fair values at the date of grant in accordance with ASC 718.
(2)	The Company issued shares to Mr. Perseverando Hernandez as compensation for services covering ½ salary for the period April-July 2013. The valuation of the stock awards is based on their fair values at the date of grant in accordance with ASC 718.
(3)	Mr. Romero Salas resigned as a director and officer effective June 23, 2014.
(4)	The Company issued shares to Mr. Romero Salas as compensation for services rendered April-September 2013 and to compensate for ½ salary for the period April-July 2013. The valuation of the stock awards is based on their fair values at the date of grant in accordance with ASC 718.
(5)	The Company issued shares to Mr. Romero Salas as compensation for services rendered. The valuation of the stock awards is based on their fair values at the date of grant in accordance with ASC 718. See Note 2 (Significant Accounting Policies – Share-Based Compensation) in the Notes to the Consolidated Financial Statements of Telupay PLC and Subsidiaries for the years ended March 31, 2013 and 2012.

(6)	The Company issued shares to Ms. Carrillo as compensation for services rendered for the period April-September 2013. The valuation of the stock awards is based on their fair values at the date of grant in accordance with ASC 718.
(7)	The Company issued shares to Ms. Carrillo as compensation for services rendered. The valuation of the stock awards is based on their fair values at the date of grant in accordance with ASC 718. See Note 2 (Significant Accounting Policies – Share-Based Compensation) in the Notes to the Consolidated Financial Statements of Telupay PLC and Subsidiaries for the years ended March 31, 2013 and 2012.
(8)	Mr. Chiew resigned as an officer and director as of September 24, 2013. The Company accrued $4,000 per month in amounts payable to Mr. Chiew for services rendered by Mr. Chiew as an officer and director of the Company. As at March 31, 2014 a total of $106,200 was owed. This amount is unsecured, non-interest bearing and due on demand.

Outstanding Equity Awards

As at March 31, 2014, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to our officers or directors.

Compensation of Directors

The table below summarizes all compensation awarded to, earned by or paid to our directors during our fiscal year ended March 31, 2014. Certain of our directors served as officers of our Company, and any compensation they received due to their services are disclosed in the table above and are not included in the table below.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Adrian Crawford Ansell (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Jose Luis Moraza Romero-Salas (1)(2)	8,333(3)	N/A	N/A	N/A	N/A	N/A	8,333
Perseverando Medalla Hernandez	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Adrian Ignacio Ocampo	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Mark Jon Keene	8,333(4)	N/A	N/A	N/A	N/A	N/A	8,333
Michael John Greenup	8,333(4)	N/A	N/A	N/A	N/A	N/A	8,333
Francis Chiew (1) (3)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1)	See Summary Compensation Table.
(2)	Mr. Romero-Salas resigned as a director as of June 23, 2014.
(3)	Mr. Chiew resigned as an officer and director as of September 24, 2013.
(4)	All Non-Executive Directors are provided with a quarterly compensation of US$5,000 each, the amount provided covered the period November 2013-March 2014.

Executive Services Agreements

Telupay has issued executive service agreements to three directors, namely: Adrian Crawford Ansell, Perseverando Medalla Hernandez and Jose Luis Moraza Romero-Salas, which have been amended periodically. Pursuant to these agreements, two executives (Mr. Ansell and Mr. Hernandez are entitled to monthly compensation of $7,500) and one executive (Mr. Romero-Salas) is entitled to monthly compensation of $5,000. During March 2012, the monthly compensation to be received by each of Mr. Ansell and Mr. Hernandez was amended to $3,750 cash and share-based compensation amounting to $3,750, and the monthly compensation to be received by Mr. Romero-Salas was amended to $2,500 cash and share-based compensation amounting to $2,500.  Mr. Romero-Salas resigned as a director effective June 23, 2014.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 14, 2014 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors and (iii) our officers and directors as a group.  Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Officers and Directors
Common Stock	Adrian Crawford Ansell	10,651,325(4)	6.6%
Common Stock	Perseverando Medalla Hernandez	6,157,514	3.8%
Common Stock	Adrian Ignacio Ocampo	2,331,912	1.4%
Common Stock	Mark Jon Keene	4,984,362(5)	3.1%
Common Stock	Michael John Greenup	1,762,809	1.1%
Common Stock	Rosarito Deferia Carrillo	1,297,802	Less than 1%
Common Stock	All executive officers and directors as a group (6 persons)	27,185,722(6)	16.7%
Persons owning more than 5% of voting securities
Common Stock	Optimus Capital Pty Ltd. Level 2, 41-43 Ord Street West Perth WA, 6005 Australia	25,110,000(7)	14.8%
Common Stock	David Buvac 35 Carrington Avenue Hurstville Sydney, NSW, 2220 Australia	9,832,607(8)	6.1%
Common Stock	Francis Chiew Block 547 Unit #03-39 Pasir Ris Street 51 Singapore 510547	9,000,000	5.6%
Common Stock	Forte Finance 192 Old Bakery Street Valletta VLT 08 Malta	8,079,146	5.0%

(1)	The address of our officers and directors is our Company’s address, which is First Island House, Peter Street, St. Helier, Jersey, Channel Islands.
(2)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(3)	Based on 161,476,726 shares of our common stock issued and outstanding as of July 14, 2014.
(4)	This figure includes 9,381,543 shares of common stock held directly and 1,269,782 shares of common stock held indirectly by Mr. Ansell’s spouse.
(5)	This figure includes (i) 2,232,000 shares of common stock held indirectly through Granite Creek Investments Pty Limited, (ii) 1,090,908 shares of common stock held indirectly through Optimus Private Equity Fund (Optimus Capital), (iii) warrants exercisable to purchase 1,116,000 shares of common stock held indirectly through Granite Creek Investments Pty Limited and (iv) warrants exercisable to purchase 545,454 shares of common stock held indirectly through Optimus Private Equity Fund (Optimus Capital).
(6)	This figure includes (i) 25,578,268 shares of common stock and (ii) warrants exercisable to purchase 1,607,454 shares of common stock.
(7)	This figure includes (i) 16,740,000 shares of common stock and (ii) warrants exercisable to purchase 8,370,000 shares of common stock.
(8)	This figure includes (i) 9,142,607 shares of common stock and (ii) warrants exercisable to purchase 690,000 shares of common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, are no transactions, during our last two fiscal years to date, or any currently proposed transactions, in which we were or are to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for each of our last two fiscal years, and in which any “related person” had or will have a direct or indirect material interest. “Related person” includes:

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

Related Party Transactions

Notes payable

Telupay PLC and its subsidiaries (the “Group”) issued short-term promissory notes totaling $311,730 and $316,540 as of March 31, 2014 and 2013, respectively, to certain directors (Mr. Ansell, Mr. Hernandez, Mr. Romero-Salas and Mr. Schjelderup). The notes bear a flat interest at a rate of 10%, are unsecured, and matured 60 days from date of issuance. As of our year ended March 31, 2014, the total amount of the promissory notes, being $311,730, is in default and is due and payable.

During fiscal 2014, a director (Michael Greenup) loaned the Company $97,861 on a non-interest bearing, unsecured, demand basis. Subsequent to our fiscal year ended March 31, 2014, $87,861 of this loan was settled by the issuance of 878,610 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

Forte Finance

On June 1 and July 8, 2010, the Group issued two convertible short-term promissory notes totaling $175,000 to Forte Finance, controlled by a former director of the Group. The notes bear interest at a rate of 6% per annum, are unsecured, and are due on demand. The notes are convertible at the election of the holder at a rate of $0.28 per share. As of the date of issuance, the fair value of the shares was $0.28; accordingly no discount to the notes payable has been recorded for the conversion feature. These notes went into default and Forte Finance made a demand on the balance due.

During the year ended March 31, 2011, the Group entered into a financial consulting agreement with Forte Finance to assist in obtaining equity financing for Telupay. Pursuant to the agreement, Telupay agreed to pay a commission to Forte Finance for funds originating as a result of their efforts. For the fiscal year ended March 31, 2011, Telupay has paid $6,160, and recorded a payable amounting to $37,350, was charged against the gross proceeds from the issuance of Telupay’s shares.

Telupay entered into an agreement with QSpan in exchange for common shares on Telupay. Pursuant to the agreement, Forte Finance received 2.25 million shares of Telupay and claimed to be owed an additional 2.25 million shares.

On July 1, 2013, Telupay entered into a settlement agreement with Forte Finance regarding these matters. Pursuant to the agreement, Telupay agreed to convert the outstanding amounts claimed under notes payables to 2,523,414 shares, consultancy shares of 1.125 million and outstanding fees in total amount of $90,000 was settled according to terms set in the agreement.

Upon completion of the Merger transaction on September 24, 2013, Forte Finance held 5,386,097 shares of the Company’s common stock (on a pre-October 2013 forward share split basis).

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

Director Independence

The Board of Directors has determined that Mark Jon Keene and Michael John Greenup each qualify as independent directors under the listing standards of the NYSE MKT Equities Exchange.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

L.L. Bradford & Company, LLC served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended March 31, 2014 and March 31, 2013.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended March 31, 2014	Year Ended March 31,2013
Audit Fees	$45,000	$40,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$45,000	$40,000

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

Policy on Pre-Approval of Services Performed by Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

ITEM 15.              EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(2)	Articles of Merger (pursuant to which the Company’s Articles of Incorporation were amended to change the Company’s name to “i-Level Media Group Incorporated”).
3.3(3)	Certificate of Change filed with the Secretary of State of Nevada on June 29, 2011.
3.4(3)	Certificate of Correction filed with the Secretary of State of Nevada on July 6, 2011.
3.5(4)	Certificate of Amendment filed with the Secretary of State of Nevada on March 13, 2012.
3.6(9)	Certificate of Change filed with the Secretary of State of Nevada on October 4, 2013.
3.7(9)	Articles of Merger as filed with the Nevada Secretary of State on October 4, 2013.
3.8(1)	Bylaws.
10.1(5)	Agreement in Principle between the Company and Telupay PLC.
10.2(6)	Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated December 13, 2012, including Telupay Disclosure Schedule pursuant thereto.
10.3(7)	Amended and Restated Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated August 8, 2013, including Telupay Disclosure Schedule pursuant thereto.
10.4(8)	Assignment, Transfer and Acceptance of Assets between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.5(8)	Asset Purchase Agreement between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.6(8)	Service Provider Agreement among Metrobank & Trust Company, Telupay (Philippines) Inc. and Telupay (M.E.) FZE, dated December 13, 2010.
10.7(8)	Software Escrow Agreement among Metrobank & Trust Company, Telupay (M.E.) FZE, Telupay (Philippines) Inc. and Gimenez Mayuga Gatmaitan and Associates, December 13, 2010.
10.8(8)	Service Provider Agreement between Telupay (Philippines) Inc. and Union Bank of the Philippines dated March 7, 2011.
10.9(8)	Service Agreement between Telupay (Philippines) Inc. and United Coconut Planters Bank, dated October 14, 2011.
10.10(8)	Service Agreement between Telupay Solutions Limited and Metapago S.A., dated November 4, 2011.
10.11(8)	Memorandum of Agreement between Telupay (Philippines) Inc. and Megalink, Inc., dated August 17, 2012.
21.1	Subsidiaries of the Company:
1. Telupay PLC (Jersey, Channel Islands), is a wholly owned subsidiary of the Company.
2. In turn, Telupay PLC has the following wholly owned subsidiaries:
a. Telupay Solutions Limited (Jersey, Channel Islands);
b. Telupay IP Limited (Jersey, Channel Islands); and
c. Telupay (ME) FZE (Dubai, UAE).
3. In turn, Telupay (ME) FZE has its own wholly owned subsidiary, Telupay (Philippines) Inc. (Philippines).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

TELUPAY INTERNATIONAL INC.

Dated: July 16, 2014	By: /s/ Adrian Crawford Ansell Adrian Crawford Ansell, President, Chief Executive Officer and a director (Principal Executive Officer)

Dated: July 16, 2014	By: /s/ Rosarito Deferia Carrillo Rosarito Deferia Carrillo, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2014	By: /s/ Adrian Crawford Ansell Adrian Crawford Ansell, President, Chief Executive Officer and a director (Principal Executive Officer)

Dated: July 16, 2014	By: /s/ Rosarito Deferia Carrillo Rosarito Deferia Carrillo, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: July 16, 2014	By: /s/ Perseverando Medalla Hernandez Perseverando Medalla Hernandez, Director

Dated: July 16, 2014	By: /s/ Michael John Greenup Michael John Greenup, Director

Dated: July 16, 2014	By: /s/ Adrian Ignacio Ocampo Adrian Ignacio Ocampo, Director

__________