Form 10-Q
period 2014-06-30
TELUPAY INTERNATIONAL INC
filed 2014-08-19
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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
YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 164,779,334 shares of common stock as of August 13, 2014.

TELUPAY INTERNATIONAL INC.
FORM 10-Q

As used in this Report: (i) the terms “we,” “us,” “our,” and the “Company” mean Telupay International Inc. and its subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report constitute “forward-looking statements.” These statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectation and that of our officers and directors. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In certain cases, forward-looking statements can be identified by the use of words such as “believe”, “intend”, “may”, “will”, “should”, “plans”, “anticipates”, “believes”, “potential”, “intends”, “expects” and other similar expressions. Forward-looking statements may include, but are not limited to, statements with respect to currency fluctuations, requirements for additional capital, the completion of financings and regulatory approvals, and the timing and possible outcome of pending litigation and the timing and magnitude of such events, which are inherently risky and uncertain. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telupay International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014 $	March 31, 2014 $
ASSETS
Current Assets
Cash	22,065	93,157
Accounts receivable	280	5,463
Other current assets	14,081	7,526
Total Current Assets	36,426	106,146
Property and equipment, net of accumulated depreciation of $102,883 and $95,548 respectively	24,278	28,028
Capitalized software development costs, net of accumulated amortization of $136,164 and $124,512 respectively	96,877	108,529
Other noncurrent assets	131,742	120,750
Total Other Assets	228,619	229,279
Total Assets	289,323	363,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accruals	1,208,250	1,131,212
Accounts payable and accruals – related party	232,239	217,903
Deferred revenue (Note 8)	27,685	24,973
Notes payable (Note 6)	794,619	784,676
Notes payable – related parties (Note 5)	311,730	311,730
Convertible notes payable (Note 6)	-	146,198
Convertible notes payable – related party (Note 5)	-	57,526
Total Current Liabilities	2,574,523	2,674,218

Total Liabilities	2,574,523	2,674,218

Stockholders’ Deficit
Common Stock, 1,500,000,000 shares authorized, $0.001 par value 161,476,831 and 161,476,831issued and outstanding, respectively, (Note 4)	161,477	161,477
Additional paid-in capital	8,393,605	7,849,438
Common stock - authorized and unissued	5,893	573
Unamortized share-based compensation	(8,060)	(16,123)
Cumulative translation adjustments	(5,904)	(18,791)
Accumulated deficit	(10,832,210)	(10,287,339)
Total Stockholders’ Deficit	(2,285,201)	(2,310,765)
Total Liabilities and Stockholders’ Deficit	289,323	363,453

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three Months Ended
	June 30,
	2014	2013
	$	$
Revenues	43,413	13,559

Operating Expenses
Direct operating expense	43,489	10,557
Salaries and benefits	127,644	107,658
Share-based compensation – related parties	82,665	73,500
Travel	3,853	1,908
Professional fees	69,252	85,213
General and administrative expenses	85,021	39,038
Depreciation and amortization	16,666	17,101
Total Operating Expenses	428,590	334,975
Net Loss from Operations	(385,177)	(321,416)

Other Income (Expense)
Interest expense	(52,001)	(2,249)
Interest expense-related party	(40,335)	(2,625)
Finance cost	(47,551)	(7,500)
Finance cost - related party	(10,609)	-
Foreign exchange loss	(9,199)	(367)
Total Other Income (Expense)	(159,695)	(12,741)
Net Loss before Provision for Income Taxes	(544,872)	(334,157)
Provision for income tax	-	-
Net Loss for the Year	(544,872)	(334,157)

Net loss per share – basic	$(0.00)	$(0.01)

Net loss per share - diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	162,518,828	48,343,261

Weighted average number of common shares outstanding - diluted	163,039,808	48,343,261

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)

	For the three months ended
	Jun 30,
	2014	2013
	$	$
Net Loss	(544,872)	(334,157)
Cumulative Translation Adjustment Foreign currency translation	12,887	(10,940)
Total Comprehensive Income (Loss)	(531,985)	(345,097)

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months Ended
	June 30,
	2014	2013
	$	$
Operating Activities
Net loss	(544,872)	(334,157)
Adjustments to reconcile net loss to cash:
Depreciation and amortization	16,666	17,157
Financing cost	46,159	11,288
Financing cost –related party	-	43,500
Shares issued for debt settlement	286,128	-
Discount on convertible notes	(203,724)	-
Amortization of share-based compensation costs	8,063	-
Foreign currency loss	12,887	10,940
Changes in operating assets and liabilities:
Change in accounts receivable	5,183	(454)
Change in other current assets	(6,555)	(3,965)
Change in accounts payable and accruals	77,038	235,118
Change in accounts payable and accruals – related party	24,279	(114,503)
Change in deferred revenue	2,712	(341)
Net Cash Used in Operating Activities	(276,036)	(135,327)

Investing Activities
Change in other assets	(10,992)	-
Acquisition of furniture and equipment	(1,264)	-
Net Cash Used in Investing Activities	(12,256)	-

Financing Activities
Proceeds from notes payable	-	30,000
Proceeds from sale of common stock	217,200	100,000
Net Cash Provided by Financing Activities	217,200	130,000

Increase in Cash	(71,092)	(5,327)
Cash - Beginning of Year	93,157	16,770
Cash - End of Year	22,065	11,443

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2014 and notes thereto included in the Company's Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Summary of Significant Accounting Policies

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

Equipment                       3-5 years

 Furniture                              7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of June 30, 2014.

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

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

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of June 30, 2014 and March 31, 2014, the Company determined that none of its long-term assets were impaired.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company’s financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values as of June 30, 2014 and March 31, 2014due to their short-term nature.

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

Foreign Currency

The Company accounts for foreign currency in accordance with ASC Topic 830 “Foreign Currency” whereby the local currency is the functional currency. Assets and liabilities of the Company’s foreign locations are translated to reporting currency at the rate of exchange existing at the balance sheet date. Income statement amounts are translated

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Foreign Currency, continued

at a weighted average monthly exchange rate for each reporting period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of June 30, 2014 and 2013, the Company reported $12,887 and $10,940, respectively, in cumulative translation adjustment gains related to foreign currency re-measurement.

Recent accounting pronouncements

No recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations since its inception. Through June 30, 2014, the Company had accumulated losses of $10,832,211and a working capital deficit of $2,538,098. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

4.	Related Party Transactions

a)	Notes payable–a total of $311,730, loaned by directors during 2012, are due to certain directors as of June 30, 2014. The notes bear interest at 10% and are unsecured and are now due on demand. These notes are currently in default and repayment has not been demanded. During fiscal 2014 a director loaned $87,861 on a non-interest bearing, unsecured, demand basis. This note was assigned to a non-related third party. This promissory note was subsequently settled in June 2014 by the issuance of 878,610 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

b)	Director compensation - Telupay PLC issued executive service agreements to three directors, which have been amended periodically. Pursuant to these agreements, two executives, who are also officers, are entitled to monthly compensation of $7,500, and other executive director is entitled to monthly compensation of $3,200. Effective November 1, 2013 three non-executive Directors are provided with a quarterly compensation of $5,000 each.

c)	Due to former officer/director of i-Level - the Company’s former officer/director was paid $4,000 per month for services rendered up to September 24, 2013. As at June 30, 2014 a total of $106,200 was owed. This amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

The Company owes $332,332 pursuant to 12% interest bearing, unsecured notes. As at June 30, 2014 there was interest of $248,256 accrued. This note holder is also owed $199,031 on a non-interest bearing, unsecured, demand basis. The total amount owing to this creditor is $779,619.

During fiscal 2014 the Company received $188,267 from two investors. These amounts were settled in June 2014 by the issuance of 1,882,665 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Notes Payable, continued

As mentioned in note 5 - related party transactions, during fiscal 2014 a director loaned $87,861 on a non-interest bearing, unsecured, demand basis. This note was assigned to a non-related third party. This promissory note was subsequently settled in June 2014 by the issuance of 878,610 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

6.	Equity

During the quarter ended June 30, 2014, the Company had the following equity transactions:

a)	On June 24, 2014, the Company settled an aggregate of approximately $276,128 in debt through the issuance of an aggregate of 2,761,275 Units to three creditors at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

b)	On June 24, 2014, the Company received approximately $81,200 cash through the issuance of 541,333 Units to three investors at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of June 30, 2014, shares are authorized but unissued.

c)	During June 2014, the Company received approximately $36,000 in cash from two investors through the issuance of 1,250,000 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years. The Company also received $100,000 from one investor through the issuance of 666,667 Units at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of June 30, 2014, shares are authorized but unissued.

7.	Warrant and Options

On September 24, 2013, in connection with the i-Level Media Group, Inc. merger, the Company agreed to exchange all outstanding Telupay, PLC warrants for warrants of the Company based on an exchange ratio of 1.2:1. As a result, the Company has issued 10,734,000 warrants to acquire 10,734,000 common shares of the Company exercisable at $0.2777 per share and expiring June 28, 2014.

In June of 2014, the Company granted a total of 2,609,638 warrants to purchase its common stock in connection with its unit offering as detailed in Note 6. The warrants are exercisable at a price range of $0.20 - $0.30 and expire two years from the date of issuance.

8.	Fair Value of Financial Instruments

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

June 30, 2014	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$96,877	$96,877
Notes payable– related party	–	(311,730)	–	(311,730)
Notes payable	–	(794,619)	–	(794,619)
Convertible notes payable	–	--	–	--
Total	$–	$(1,106,349)	$96,877	$(1,009,472)

March 31, 2014	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$108,529	$108,529
Notes payable– related party	–	(311,730)	–	(311,730)
Notes payable	–	(784,676)	–	(784,676)
Convertible notes payable	–	(203,724)	–	(203,724)
Total	$–	$(1,300,130)	$108,529	$(1,191,601)

9.	Commitment

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

10.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined the following:

a)	On July 31, 2014, the Company settled an aggregate of approximately $36,439 in debt through the issuance of an aggregate of 364,394 Units to two creditors at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

b)	On July 31, 2014, the Company settled approximately $8,120 in debt through the issuance of 54,133 Units to on creditor at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for our fiscal quarter ended June 30, 2014 and the notes thereto included elsewhere in this report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Overview

The Company effected the acquisition of Telupay PLC (“Telupay”) by way of a merger pursuant to the terms of the Amended and Restated Merger Agreement dated August 8, 2013 among the Company, Telupay, and I-Level Mergeco. The merger was effective on September 24, 2013, at which time I-Level Mergeco merged with and into Telupay, pursuant to which the identity and separate corporate existence of I-Level Mergeco ceased and Telupay became the surviving corporation in the Merger and a wholly owned subsidiary of the Company.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

We had revenues of $43,413 during our quarter ended June 30, 2014, as compared to $13,559 during our quarter ended June 30, 2013. The increase in revenues between the periods mostly pertained to growing usage of mobile banking services for airtime load and bill payments in the Philippines.

Our operating expenses were $428,590 during the quarter ended June 30, 2014, as compared to $334,975 during the quarter ended June 30, 2013, as follows:

  Direct operating expense of $43,489 (consisting of payment for mobile prepaid load sold to clients) for the quarter ended June 30, 2014, increased from $10,557 for the quarter ended June 30, 2013, primarily due to growing usage of mobile banking services for airtime load and bill payments in the Philippines.
  Salaries and benefits of $127,644 for the quarter ended June 30, 2014, as compared to $107,658 for the quarter ended June 30, 2013. The reason for the increase was due to increase in personnel.
  Share based compensation of $82,665 for the quarter ended June 30, 2014, was slightly higher than share-based compensation of $73,500 for the quarter ended June 30, 2013.
  Travel of $3,853 for the quarter ended June 30, 2014, as compared to $1,908 for the quarter ended June 30, 2013.
  Professional fees of $69,252 for the quarter ended June 30, 2014, as compared to $85,213 for the quarter ended June 30, 2013. The reason for the decrease was primarily due to legal fees regarding the merger transaction in incurred during the quarter ended June 30, 2013.
  General and administrative expenses of $85,021 for the quarter ended June 30, 2014, as compared to $39,038 for the quarter ended June 30, 2013. The reason for the increase was primarily due to an increase in our overall operations.
  Depreciation and amortization of $16,666 for the quarter ended June 30, 2014 was substantially similar to depreciation and amortization of $17,101 for the quarter ended June 30, 2013.

Liquidity and Capital Resources

Overview

At June 30, 2014, we had cash of $22,065 (June 30, 2013:  $93,157) and a working capital deficiency of $2,538,097 which included cash of $22,065, customer accounts receivable of $280 and other current assets of $14,081. We have accounts payable and accrued expenses (including related party) of $1,440,489; notes payable (including related party) of $1,106,349, and deferred revenue of $27,685.

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

During 2014 we plan to seek further additional financing, but there is no guarantee that we will be able to do so. Should we be successful in raising sufficient financing, we can begin planning for other business initiatives such as: completing the execution of our business plan in each of Peru, United Kingdom/Europe, the Philippines and Indonesia and entering into a formal partnership in Colombia similar to Peru; accelerating our business initiatives in the United Kingdom and Europe; and fund marketing and incentive initiatives for the new generation of products throughout the European marketplace. The following table sets forth the major sources and uses of cash for the quarters ended June 30, 2014 and 2013:

	Quarter ended June 30, 2014 $	Quarter Ended June 30, 2013 $
Net cash used in operating activities	(276,036)	(135,327)
Net cash used in investing activities	(12,256)	-
Net cash provided by financing activities	217,200	130,000
Net increase (decrease) in cash	(71,092)	(5,327)

Cash Used in Operating Activities

During the quarter ended June 30, 2014, we used $(276,036) (2013 - $(135,327)) in operating activities. This was made up of:

  our net loss of $(544,872) (2013 - $(334,157));
  adjustments to reconcile net loss to cash of: depreciation and amortization of $16,666 (2013 - $17,157), financial costs (including related party) of $46,159 (2013 – 54,788), shares issued for debt settlement of $286,128 (2013 - $Nil), discount on convertible notes of $(203,724) (2013 - $Nil), amortization of share-based compensation costs of $8,063 (2013 - $Nil), and foreign currency loss of $12,887 (2013 – 10,940);
  changes in operating assets and liabilities of: change in accounts receivable of $5,183 (2013 - $(454)), change in other current assets of $(6,555) (2013 - $(3,965)), change in accounts payable and accruals of $77,038 (2013 - $235,118), change in accounts payable and accruals, related party of $24,279 (2013 – $(114,503)), and change in deferred revenue of $2,712 (2013 - $(341)).

Cash Used in Investing Activities

During the quarter ended June 30, 2014, $(12,256) was used in investing activities (2013 - $Nil), consisting of a change in other assets of $(10,992) (2013 - $Nil) and acquisition of furniture and equipment of $(1,264) (2013 - $nil).

Cash Provided by Financing Activities

During the quarter ended June 30, 2014, we received $217,200 from financing activities (2013 - $130,000), consisting of the following: proceeds from notes payable of $Nil (2013 - $30,000) and proceeds from sale of common stock of $217,200 (2013 - $100,000).

Off Balance Sheet Arrangements

We have not had, and at June 30, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the critical accounting policies involving the most complex, difficult and subjective estimates and judgments are: revenue recognition, share-based compensation and use of estimates as discussed in Note 2 to the condensed financial statements included in Item 1 to this report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, in light of the material weaknesses found in our internal controls over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2014, the Company made the following sales of equity securities:

a)  On June 24, 2014, the Company settled an aggregate of approximately $276,128 in debt through the issuance of an aggregate of 2,761,275 Units to three creditors at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

b)  On June 24, 2014, the Company received approximately $81,200 cash through the issuance of 541,333 Units to three investors at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of June 30, 2014, shares are authorized but unissued.

c)  During June 2014, the Company received approximately $36,000 in cash from two investors through the issuance of 1,250,000 Units at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years.  The Company also received $100,000 from one investor through the issuance of 666,667 Units at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of June 30, 2014, shares are authorized but unissued.

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

TELUPAY INTERNATIONAL INC.

Date: August 18, 2014	BY:	/s/ Adrian Ansell
Adrian Ansell, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2014	BY:	/s/ Rosarito Carrillo
Rosarito Carrillo, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)