Form 10-Q
period 2014-09-30
TELUPAY INTERNATIONAL INC
filed 2014-11-18
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

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
YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 165,864,527 shares of common stock as of November 17, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telupay International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash	$5,959	$93,157
Accounts receivable	8,234	5,463
Other current assets	1,426	7,526
Total Current Assets	15,619	106,146
Property and equipment, net of accumulated depreciation of $107,336 and $95,548 respectively	20,368	28,028
Capitalized software development costs, net of accumulated amortization of $136,164 and $124,512 respectively	85,225	108,529
Other noncurrent assets	147,837	120,750
Total Other Assets	233,062	229,279
Total Assets	$269,049	$363,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accruals	$1,260,240	$1,131,212
Accounts payable and accruals – related party	297,357	217,903
Deferred revenue	23,870	24,973
Notes payable	919,671	784,676
Notes payable – related parties	311,730	311,730
Convertible notes payable	-	146,198
Convertible notes payable – related party	-	57,526
Total Current Liabilities	2,812,868	2,674,218

Total Liabilities	2,812,868	2,674,218

Stockholders’ Deficit
Common Stock, 1,500,000,000 shares authorized, $0.001 par value 161,476,831 and 161,476,831issued and outstanding, respectively	161,477	161,477
Additional paid-in capital	8,549,570	7,849,438
Common stock - authorized and unissued	6,336	573
Unamortized share-based compensation	-	(16,123)
Cumulative translation adjustments	764	(18,791)
Accumulated deficit	(11,261,966)	(10,287,339)
Total Stockholders’ Deficit	(2,543,819)	(2,310,765)
Total Liabilities and Stockholders’ Deficit	$269,049	$363,453

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Six Months Ended September 30 2014	Six Months Ended September 30, 2013
REVENUES	$74,275	$18,805	$117,688	$32,364

OPERATING EXPENSES
Direct operating expense	46,812	17,990	90,301	28,547
Salaries and benefits	123,918	167,717	251,562	275,375
Directors’ compensation – related parties	82,378	57,250	165,043	130,750
Travel	3,165	16,526	7,018	18,434
Professional fees	53,334	64,603	122,586	149,816
General and administrative expenses	28,342	21,578	113,363	60,616
Depreciation and amortization	16,463	15,673	33,129	32,774
Total Operating Expenses	354,412	361,337	783,002	696,312
Net Loss from Operations	(280,137)	(342,532)	(665,314)	(663,948)

OTHER INCOME (EXPENSE)
Interest expense, net	(17,717)	(4,850)	(69,718)	(9,724)
Interest expense – related parties	-	-	(40,335)	(22,846)
Finance costs	(112,500)	-	(160,051)	(7,500)
Finance costs – related parties	(10,000)	-	(20,609)	-
Other expense	-	(22,846)	-	(22,846)
Foreign exchange gain (loss)	(14,268)	(2,788)	(23,467)	3,155
Total Other Income (Expense)	(154,485)	(30,484)	(314,180)	(43,225)
Net loss before provision for income taxes	(434,622)	(373,016)	(979,494)	(707,173)
PROVISION FOR INCOME TAXES	4,867	-	4,867	-
NET LOSS	$(429,755)	$(373,016)	$(974,627)	$(707,173)
Net loss per share – Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic	167,087,521	116,982,000	164,813,518	114,924,000
Weighted average number of common shares outstanding – diluted	169,815,570	116,982,000	166,442,919	114,924,000

(See accompanying notes to consolidated financial statements)

Telupay International Inc.
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)

	For the Six months ended
	September 30,
	2014	2013
Net Loss	$(974,627)	$(707,173)
Cumulative Translation Adjustment Foreign currency translation	19,555	(1,559)
Total Comprehensive Income (Loss)	$(955,072)	$(708,732)

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six months Ended
	September 30,
	2014	2013
Operating Activities
Net loss	$(974,627)	$(707,173)
Adjustments to reconcile net loss to cash:
Depreciation and amortization	33,129	32,774
Financing Costs	158,659	30,000
Shares issued for debt settlement	-	46,500
Discount on convertible notes	82,404	-
Amortization of share-based compensation costs	16,123	43,126
Foreign currency loss	19,555	(1,559)
Changes in operating assets and liabilities:
Change in accounts receivable	(2,771)	(1,857)
Change in other current assets	(20,987)	(1,207)
Change in accounts payable and accruals	129,028	(17,949)
Change in accounts payable and accruals – related party	99,449	(320,990)
Change in deferred revenue	(1,103)	(1,256)
Net Cash Used in Operating Activities	(461,141)	(899,501)

Investing Activities
Change in other assets	-	(9,508)
Acquisition of furniture and equipment	(2,165)	(12,240)
Net Cash Used in Investing Activities	(2,165)	(21,748)

Financing Activities
Proceeds from notes payable	115,000	(62,000)
Proceeds from sale of common stock	261,108	1,373,854
Net Cash Provided by Financing Activities	376,108	1,311,854

Increase in Cash	(87,198)	390,605
Cash - Beginning of Year	93,157	16,770
Cash - End of Year	$5,959	$407,375

Supplemental Disclosures:	-	-
Interest paid
Income taxes paid	-	-

Supplemental Disclosures of non-cash investing activities and financial activities:
Shares issued for debt settlement	$286,128	-
Shares issued for financing	$158,659	$30,000

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Property and Equipment, continued

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2014.

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

Based on a contractual period, the Company’s income is generated with a client under a revenue-sharing arrangement per transaction basis with fixed transaction fee(s) paid by the client or by the client’s customers, which is generally collected and reconciled by the client and then shared on a standard range of 50/50 revenue sharing percentage between the Company and the client net of system transaction costs. A reconciliation of successful transactions by the Company is done at the end of each month and confirmed by the client. Revenue is recognized and invoiced at this stage. The contract also allows the option forannual customer subscription fees collected from the client’s customers or paid directly by the client to the Company. A reconciliation of annual subscription fees is done every month by the Company and confirmed by the client. Annual subscription fees are invoiced at the end of each month, and revenue is recognized rateably over the one-year subscription period.

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

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of September 30, 2014 and March 31, 2014, the Company determined that none of its long-term assets were impaired.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company’s financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values as of September 30, 2014 and March 31, 2014 due to their short-term nature.

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

Foreign Currency

The Company accounts for foreign currency in accordance with ASC Topic 830 “Foreign Currency” whereby the local currency is the functional currency. Assets and liabilities of the Company’s foreign locations are translated to reporting currency at the rate of exchange existing at the balance sheet date. Income statement amounts are translated

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Foreign Currency, continued

at a weighted average monthly exchange rate for each reporting period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of September 30, 2014 and 2013, the Company reported $19,555 and ($1,559), respectively, in cumulative translation adjustment gains related to foreign currency re-measurement.

Recent accounting pronouncements

No recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations since its inception. Through September 30, 2014, the Company had accumulated losses of $11,261,966 and a working capital deficit of $2,797,249. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Related Party Transactions

a)	Notes payable–a total of $311,730, loaned by directors during 2012, are due to certain directors as of September 30, 2014. The notes bear interest at 10% and are unsecured and are now due on demand. These notes are currently in default and repayment has not been demanded. During fiscal 2014 a director loaned $87,861 on a non-interest bearing, unsecured, demand basis. This note was assigned to a non-related third party. This promissory note was subsequently settled in June 2014 by the issuance of 878,610 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

b)	Director compensation - Telupay PLC issued executive service agreements to three directors, which have been amended periodically. Pursuant to these agreements, two executives, who are also officers, are entitled to monthly compensation of $7,500, and other executive director is entitled to monthly compensation of $3,200. Effective November 1, 2013 three non-executive Directors are provided with a quarterly compensation of $5,000 each. During the second quarter, one of the non-executive Directors resigned as Chairman of the Board and also resigned as Director. Thus, two non-executive directors remained with quarterly compensation of $5,000.

c)	Due to former officer/director of i-Level - the Company’s former officer/director was paid $4,000 per month for services rendered up to September 24, 2013. As at September 30, 2014 a total of $106,200 was owed. This amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

The Company owes $332,332 pursuant to 12% interest bearing, unsecured notes. As at September 30, 2014 there was interest of $258,308 accrued. This note holder is also owed $199,031 on a non-interest bearing, unsecured, demand basis. The total amount owing to this creditor is $789,671.

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

On August 04, 2014, the Company issued two promissory notes amount totaling $115,000. First promissory note is for $15,000 at 10% flat interest rate payable within three months with an additional 50,000 shares. The Second promissory note is for $100,000 at 10% flat interest rate payable within three months with an additional 200,000 shares.

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Equity

During the six month ended September 30, 2014, the Company had the following equity transactions:

On June 26, 2014, the Company settled an aggregate of approximately $276,128 in debt through the issuance of an aggregate of 2,761,275 Units to three creditors at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

On June 26, 2014, the Company issued 541,333 Units to three investors at an issuance price of $0.15 per Unit for proceeds of approximately $81,200 in cash. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance.

On July 31, 2014, the Company settled an aggregate of approximately $36,439 in debt through the issuance of an aggregate of 364,394 Units to two creditors at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

On July 31, 2014, the Company settled a further $8,120 in debt through the issuance of 54,133 Units to one creditor at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance.

On September 9, 2014, the Company issued 666,666 Units at an issuance price of $0.15 per Unit for proceeds of $100,000. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance.

During June 2014, the Company received approximately $36,000 in cash from two investors subscribing for an aggregate of 360,000 Units at an issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years. As of September 30, 2014, these shares and warrants have been authorized but are unissued.

On July 19, 2014, the Company received $43,908 in cash from one investor subscribing for 292,723 Units at an issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of September 30, 2014, these shares and warrants have been authorized but are unissued.

7.	Warrant and Options

On September 24, 2013, in connection with the i-Level Media Group, Inc. merger, the Company agreed to exchange all outstanding Telupay, PLC warrants for warrants of the Company based on an exchange ratio of 1.2:1. As a result, the Company has issued 10,734,000 warrants to acquire 10,734,000 common shares of the Company exercisable at $0.2777 per share and expired June 28, 2014.

During the six months ended September 30, 2014, the Company issued a total of 2,193,900 warrants (and authorized but as of September 30, 2014 had not yet issued a total of 326,361 warrants) to purchase its common stock in connection with the unit offerings as detailed in Note 6. The warrants are exercisable at a price range of $0.20 - $0.30 and expire two years from the date of issuance.

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

September 30, 2014	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$85,225	$85,225
Notes payable– related party	–	(311,730)	–	(311,730)
Notes payable	–	(919,671)	–	(919,671)
Convertible notes payable	–	--	–	--
Total	$–	$(1,231,401)	$85,225	$(1,146,176)

March 31, 2014	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$108,529	$108,529
Notes payable– related party	–	(311,730)	–	(311,730)
Notes payable	–	(784,676)	–	(784,676)
Convertible notes payable	–	(203,724)	–	(203,724)
Total	$–	$(1,300,130)	$108,529	$(1,191,601)

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Commitment

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

10.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined the following:

a)	On November 11, 2014, the Company received the first tranche of the loan agreement in the amount of $100,000 Australian Dollars or approximately $87,800.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for our fiscal quarter ended September 30, 2014 and the notes thereto included elsewhere in this report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed statements of operations for the three months ended September 30, 2014 (“Q2-2014”) and 2013 (“Q2-2013”).

During Q2-2014 we had revenues from service income of $74,275 (Q2-2013 - $18,805). These revenues pertain to an overall increase of “Airtime Purchase”, “Bills Payment” and “Service Income” for the ongoing operations in the Philippines.

During Q2-2014 our operating expenses decreased by $6,925 to $354,412 (Q2-2013 - $361,337). The largest difference was a decrease in salaries and benefits of $43,799 due to lean staff practice beginning September 2013. Also, during Q2-2014 director’s compensation increased by $25,128 to $82,378 (Q2-2013 - $57,250) due to additional non-executive director’s quarterly compensation. For Q2-2014 direct operational cost increased by $28,822 to $46,812 (Q2-2013 - $17,990) due to aggressive marketing activities to boost up future sales. All other expenses remained fairly constant or in a decreasing trend when compared to Q2-2013.

During Q2 our other expenses increased by $124,001 to $154,485 (Q2-2013 - $30,484). The largest difference was attributed to higher “cost of money”.

During Q2-2014 our net loss increased by $56,739 to $429,755 (Q2-2013 - $373,016). The largest difference was a result of high cost of financing activities.

SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

We had revenues of $117,688 during our six months ended September 30, 2014, as compared to $32,364 during our six months ended September 30, 2013. The increase in revenues between the periods mostly pertained to growing usage of mobile banking services for airtime load and bill payments in the Philippines.

Our operating expenses were $783,002 during the six months ended September 30, 2014, as compared to $696,312 during the six months ended September 30, 2013, as follows:

  Direct operating expense of $90,301 (consisting of payment for mobile prepaid load sold to clients) for the six months ended September 30, 2014, increased from $28,547 for the six months ended September 30, 2013, primarily due to growing usage of mobile banking services for airtime load and bill payments in the Philippines.

  Salaries and benefits of $251,562 for the six months ended September 30, 2014, as compared to $275,375 for the six months ended September 30, 2013. The reason for the decrease was due to decrease in personnel.
  Director’s compensation of $165,043 for the six months ended September 30, 2014, was slightly higher than director’s compensation of $130,750 for the six months ended September 30, 2013 due to additional non-executive director’s fee of $5,000 per quarter for each non executive director.
  Travel of $7,018 for the six months ended September 30, 2014, as compared to $18,434 for the six months ended September 30, 2013.
  Professional fees of $122,586 for the six months ended September 30, 2014, as compared to $149,816 for the six months ended September 30, 2013. The reason for the decrease was primarily due to declining legal fees post merger transaction in incurred during the six months ended September 30, 2013.
  General and administrative expenses of $113,363 for the six months ended September 30, 2014, as compared to $60,616 for the six months ended September 30, 2013. The reason for the increase was primarily due to an increase in our overall operations and regulatory fees.
  Depreciation and amortization of $33,129 for the six months ended September 30, 2014 was substantially similar to depreciation and amortization of $32,774 for the six months ended September 30, 2013.

Liquidity and Capital Resources

Overview

At September 30, 2014, we had cash of $5,959 (March 31, 2014:  $93,157) and a working capital deficiency of $2,797,249, which included cash of $5,959, customer accounts receivable of $8,234 and other current assets of $1,426. We have accounts payable and accrued expenses (including related party) of $1,557,597; notes payable (including related party) of $1,231,401, and deferred revenue of $23,870.

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

During 2014 we plan to seek further additional financing, but there is no guarantee that we will be able to do so. Should we be successful in raising sufficient financing, we can begin planning for other business initiatives such as: completing the execution of our business plan in each of Peru, United Kingdom/Europe, the Philippines and Indonesia and entering into a formal partnership in Colombia similar to Peru; accelerating our business initiatives in the United Kingdom and Europe; and fund marketing and incentive initiatives for the new generation of products throughout the European marketplace. The following table sets forth the major sources and uses of cash for the six months ended September 30, 2014 and 2013:

	Quarter ended September 30, 2014 $	Quarter Ended September 30, 2013 $
Net cash used in operating activities	(461,141)	(899,501)
Net cash used in investing activities	(2,165)	(21,748)
Net cash provided by financing activities	376,108	1,311,854
Net increase (decrease) in cash	(87,198)	390,605

Cash Used in Operating Activities

During the six months ended September 30, 2014, we used $(461,141) (2013 - $(899,501)) in operating activities. This was made up of:

  our net loss of $(974,627) (2013 - $(707,173));
  adjustments to reconcile net loss to cash of: depreciation and amortization of $33,129 (2013 - $32,774), financial costs (including related party) of $158,659 (2013 – 30,000), discount on convertible notes of $(82,404) (2013 - $0), amortization of share-based compensation costs of $16,123 (2013 - $43,126), and foreign currency loss of $19,555 (2013 – (1,559));
  Changes in operating assets and liabilities of: change in accounts receivable of $(2,771) (2013 - $(1,857)), change in other current assets of $(20,987) (2013 - $(1,207)), change in accounts payable and accruals of $129,028 (2013 - $17,949), change in accounts payable and accruals, related party of $99,449 (2013 – $(320,990)), and change in deferred revenue of $(1,103) (2013 - $(1,256)).

Cash Used in Investing Activities

During the six months ended September 30, 2014, $(2,165) was used in investing activities (2013 - $(21,748)), consisting of a change in other assets of $Nil (2013 - $9,508) and acquisition of furniture and equipment of $(2,165) (2013 - $12,240).

Cash Provided by Financing Activities

During the six months ended September 30, 2014, we received $376,108 from financing activities (2013 - $1,311,854), consisting of the following: proceeds from notes payable of $115,000 (2013 - $(62,000)) and proceeds from sale of common stock of $261,108 (2013 - $1,311,854).

Off Balance Sheet Arrangements

We have not had, and at September 30, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2014, the Company made the following sales of equity securities:

On July 31, 2014, the Company settled an aggregate of approximately $36,439 in debt through the issuance of an aggregate of 364,394 Units to two creditors at a deemed issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years from issuance.

On July 31, 2014, the Company settled a further $8,120 in debt through the issuance of 54,133 Units to one creditor at a deemed issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance.

During June 2014, the Company received $100,000 from one investor subscribing for 666,666 Units at an issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of June 30, 2014, the shares and warrants were authorized but unissued.  The Company issued these shares and warrants on September 9, 2014.

During June 2014, the Company received approximately $36,000 in cash from two investors subscribing for an aggregate of 360,000 Units at an issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years.  As of September 30, 2014, these shares and warrants have been authorized but are unissued.

On July 19, 2014, the Company received $43,908 in cash from one investor subscribing for 292,723 Units at an issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of September 30, 2014, these shares and warrants have been authorized but are unissued.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(2)	Articles of Merger (pursuant to which the Company’s Articles of Incorporation were amended to change the Company’s name to “i-Level Media Group Incorporated”).
3.3(3)	Certificate of Change filed with the Secretary of State of Nevada on June 29, 2011.
3.4(3)	Certificate of Correction filed with the Secretary of State of Nevada on July 6, 2011.
3.5(4)	Certificate of Amendment filed with the Secretary of State of Nevada on March 13, 2012.
3.6(9)	Certificate of Change filed with the Secretary of State of Nevada on October 4, 2013.
3.7(9)	Articles of Merger as filed with the Nevada Secretary of State on October 4, 2013.
3.8(1)	Bylaws.
10.1(5)	Agreement in Principle between the Company and Telupay PLC.
10.2(6)	Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated December 13, 2012, including Telupay Disclosure Schedule pursuant thereto.
10.3(7)	Amended and Restated Merger Agreement & Plan of Merger between i-Level Media Group Incorporated and Telupay PLC, dated August 8, 2013, including Telupay Disclosure Schedule pursuant thereto.
10.4(8)	Assignment, Transfer and Acceptance of Assets between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.5(8)	Asset Purchase Agreement between Qspan Technologies Ltd. and Telupay PLC, dated December 21, 2010.
10.6(8)	Service Provider Agreement among Metrobank & Trust Company, Telupay (Philippines) Inc. and Telupay (M.E.) FZE, dated December 13, 2010.
10.7(8)	Software Escrow Agreement among Metrobank & Trust Company, Telupay (M.E.) FZE, Telupay (Philippines) Inc. and Gimenez Mayuga Gatmaitan and Associates, December 13, 2010.
10.8(8)	Service Provider Agreement between Telupay (Philippines) Inc. and Union Bank of the Philippines dated March 7, 2011.
10.9(8)	Service Agreement between Telupay (Philippines) Inc. and United Coconut Planters Bank, dated October 14, 2011.
10.10(8)	Service Agreement between Telupay Solutions Limited and Metapago S.A., dated November 4, 2011.
10.11(8)	Memorandum of Agreement between Telupay (Philippines) Inc. and Megalink, Inc., dated August 17, 2012.
10.12(10)	Service Provider Agreement between Telupay Solutions Limited and Celluserv, Inc. dated March 24, 2011.
10.13(10)	Service Provider Agreement for Mobile Wallet System between Telupay (Philippines) Inc. and 1BRO Global Inc. dated May 27, 2013.
10.14(10)	Messaging Services Agreement between IWave Inc. and Telupay (Philippines) Inc. dated August 1, 2013.
10.15(10)	Konek2CARD Outsourcing Pilot Agreement between CARD Bank, Inc., CARD MRI Information Technology, Inc. and Telupay (Philippines) Inc. dated July 23, 2014.
10.16(10)	Letter of Understanding between Mass-Specc Cooperative Development Center and Telupay (Philippines) Inc. dated July 25, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*	Filed herewith.
(1)	Incorporated by reference from our Registration Statement on Form SB-2 as filed with the SEC on March 17, 2006.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 as filed with the SEC on July 9, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 11, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on March 13, 2012.
(5)	Incorporated by reference from our Registration Statement on Form S-1 as filed with the SEC on March 6, 2008.
(6)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on December 19, 2012.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 13, 2013.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 30, 2013.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 26, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELUPAY INTERNATIONAL INC.

Date: November 18, 2014	BY:	/s/ Adrian Ansell
Adrian Ansell, President, Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2014	BY:	/s/ Rosarito Carrillo
Rosarito Carrillo, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)