Form 10-Q
period 2014-12-31
TELUPAY INTERNATIONAL INC
filed 2015-02-23
CIK 1355559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2014

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
YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 165,864,527 shares of common stock as of February 19, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telupay International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current Assets
Cash	$3,864	$93,157
Accounts receivable	9,132	5,463
Other current assets	11,025	7,526
Total Current Assets	24,021	106,146
Property and equipment, net of accumulated depreciation of $111,632 and $95,548 respectively	13,724	28,028
Capitalized software development costs, net of accumulated amortization of $147,816 and $124,512 respectively	73,573	108,529
Other noncurrent assets	154,867	120,750
Total Other Assets	228,440	229,279
Total Assets	$266,185	$363,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accruals	$1,491,892	$1,131,212
Accounts payable and accruals – related party	389,126	217,903
Deferred revenue	24,101	24,973
Notes payable	1,061,146	784,676
Notes payable – related parties	311,730	311,730
Convertible notes payable	-	146,198
Convertible notes payable – related party	-	57,526
Total Current Liabilities	3,277,995	2,674,218

Total Liabilities	3,277,995	2,674,218

Stockholders’ Deficit
Common Stock, 1,500,000,000 shares authorized, $0.001 par value 161,476,831 and 161,476,831issued and outstanding, respectively	161,477	161,477
Additional paid-in capital	8,549,570	7,849,438
Common stock - authorized and unissued	6,336	573
Unamortized share-based compensation	-	(16,123)
Cumulative translation adjustments	(7,169)	(18,791)
Accumulated deficit	(11,722,024)	(10,287,339)
Total Stockholders’ Deficit	(3,011,810)	(2,310,765)
Total Liabilities and Stockholders’ Deficit	$266,185	$363,453

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
REVENUES	$58,136	$30,542	$175,824	$62,906

OPERATING EXPENSES
Direct operating expense	51,998	27,585	142,299	56,135
Salaries and benefits	207,183	146,113	458,745	398,988
Directors’ compensation – related parties	81,267	211,052	246,310	341,802
Travel	48	40,997	7,066	59,431
Professional fees	114,954	167,330	237,540	293,146
General and administrative expenses	28,488	40,350	141,851	100,966
Depreciation and amortization	17,741	18,789	50,870	51,563
Total Operating Expenses	501,679	652,216	1,284,681	1,302,031
Net Loss from Operations	(443,543)	(621,674)	(1,108,857)	(1,239,125)

OTHER INCOME (EXPENSE)
Interest expense, net	(16,857)	(10,014)	(86,575)	(14,488)

Interest expense – related parties	-	-	(40,335)	(5,250)
Finance costs	-	-	(160,051)	(7,500)
Finance costs – related parties	-	-	(20,609)	-
Other expense	-	787	-	(22,846)
Foreign exchange gain (loss)	(432)	12,754	(23,467)	9,599
Total Other (Expense)	(16,425)	(3,527)	(330,605)	(39,698)
Net loss before provision for income taxes	(459,968)	(618,147)	(1,439,462)	(1,278,823)
PROVISION FOR INCOME TAXES	(90)	-	4,777	-
NET LOSS	$(460,058)	$(618,147)	$(1,434,685)	$(1,278,823)
Net loss per share – Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Net loss per share – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic	167,238,829	116,982,000	165,624,895	114,924,000
Weighted average number of common shares outstanding – diluted	169,994,829	116,982,000	167,631,194	114,924,000

(See accompanying unaudited notes to consolidated financial statements)

Telupay International Inc.
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)

	For the Nine months ended
	December 31,
	2014	2013

Net Loss	$(1,434,685)	$(1,278,823)
Cumulative Translation Adjustment Foreign currency translation	11,622	7,172
Total Comprehensive (Loss)	$(1,423,063)	$(1,271,651)

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months Ended
	December 31,
	2014	2013

Operating Activities
Net loss	$(1,434,685)	$(1,278,823)
Adjustments to reconcile net loss to cash:
Depreciation and amortization	50,870	51,563
Financing Costs	158,659	30,000
Shares issued for services	-	46,500
Discount on convertible notes	82,404	-
Amortization of share-based compensation costs	16,123	189,189
Foreign currency loss	11,622	7,172
Changes in operating assets and liabilities:
Change in accounts receivable	(3,669)	414
Change in other current assets	(37,616)	(9,396)
Change in accounts payable and accruals	360,680	(18,407)
Change in accounts payable and accruals – related party	332,693	(307,149)
Change in deferred revenue	(872)	707
Net Cash Used in Operating Activities	(463,791)	(1,288,230)

Investing Activities
Change in other assets	-	(15,669)
Acquisition of furniture and equipment	(1,610)	(16,317)
Net Cash Used in Investing Activities	(1,610)	(31,986)

Financing Activities
Proceeds from notes payable	115,000	42,741
Proceeds from sale of common stock	261,108	1,373,854
Net Cash Provided by Financing Activities	376,108	1,416,595

Increase in Cash	(89,293)	96,379
Cash - Beginning of Year	93,157	16,770
Cash - End of Year	$3,864	$113,149

Supplemental Disclosures:	-	-
Interest paid
Income taxes paid	-	-

Supplemental Disclosures of non-cash investing activities and financial activities:
Shares issued for debt settlement	$286,128	-
Shares issued for financing	$158,659	$30,000

(See accompanying notes to unaudited condensed consolidated financial statements)

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of presentation

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2014 and notes thereto included in the Company's Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

 Furniture                              7 years

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Property and Equipment, continued

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of December 31, 2014.

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

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2014 and March 31, 2014, the Company determined that none of its long-term assets were impaired.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company’s financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values as of December 31, 2014 and March 31, 2014 due to their short-term nature.

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

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Foreign Currency, continued

The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as “Other comprehensive income”, a separate component of stockholders’ equity. Transaction gains and losses are included in the consolidated statement of operations. As of December 31, 2014 and 2013, the Company reported $11,622 and ($7,172), respectively, in cumulative translation adjustment gains related to foreign currency re-measurement.

Recent accounting pronouncements

No recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations since its inception. Through December 31, 2014, the Company had accumulated losses of $11,722,024 and a working capital deficit of $3,011,810. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Related Party Transactions

a)	Notes payable–a total of $311,730, loaned by directors during 2012, are due to certain directors as of December 31, 2014. The notes bear interest at 10% and are unsecured and are now due on demand. These notes are currently in default and repayment has not been demanded. During fiscal 2014 a director loaned $87,861 on a non-interest bearing, unsecured, demand basis. This note was assigned to a non-related third party. This promissory note was subsequently settled in June 2014 by the issuance of 878,610 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

b)	Director compensation – Telupay PLC issued executive service agreements to three directors, which have been amended periodically. Pursuant to these agreements, two executives, who are also officers, are entitled to monthly compensation of $7,500, and other executive director is entitled to monthly compensation of $3,200. Effective November 1, 2013 three non-executive Directors are provided with a quarterly compensation of $5,000 each. During the second quarter, one of the non-executive Directors resigned as Chairman of the Board and also resigned as Director. Thus, two non-executive directors remained with quarterly compensation of $5,000.

c)	Due to former officer/director of i-Level - the Company’s former officer/director was paid $4,000 per month for services rendered up to September 24, 2013. As at December 31, 2014 a total of $106,200 was owed. This amount is unsecured, non-interest bearing and due on demand.

5.	Notes Payable

The Company owes $332,332 pursuant to 12% interest bearing, unsecured notes. As at December 31, 2014 there was interest of $275,062 accrued. This note holder is also owed $199,031 on a non-interest bearing, unsecured, demand basis. The total amount owing to this creditor is $806,424.

During fiscal 2014 the Company received $188,267 from two investors. These amounts were settled in June 2014 by the issuance of 1,882,665 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

As mentioned in note 4- related party transactions, during fiscal 2014 a director loaned $87,861 on a non-interest bearing, unsecured, demand basis. This note was assigned to a non-related third party. This promissory note was subsequently settled in June 2014 by the issuance of 878,610 Units at $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant entitling the holder to purchase an additional common share at $0.20 per share for a period of two years.

On August 04, 2014, the Company issued two promissory notes amount totaling $115,000. First promissory note is for $15,000 at 10% flat interest rate payable within three months with an additional 50,000 shares. The Second promissory note is for $100,000 at 10% flat interest rate payable within three months with an additional 200,000 shares.

On November 11, 2014, the Company received the first tranche of the loan agreement with Telupay Australia in the amount of AUD $100,000 or approximately US $86,619. The second tranche came in December in the amount of approximately US $34,339 or totalling $120,958 for the third quarter 2014.

On December 31, 2014 Notes Payable non interest bearing of $18,763 was still outstanding since FYE 2013.

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Equity

During the nine month ended December 31, 2014, the Company had the following equity transactions:

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

During June 2014, the Company received approximately $36,000 in cash from two investors subscribing for an aggregate of 360,000 Units at an issuance price of $0.10 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.20 per share for a period of two years. As of December 31, 2014, these shares and warrants have been authorized but are unissued.

On July 19, 2014, the Company received $43,908 in cash from one investor subscribing for 292,723 Units at an issuance price of $0.15 per Unit. Each Unit contained one common share and one/half of one common share purchase warrant to purchase an additional common share at $0.30 per share for a period of two years from issuance. As of December 31, 2014, these shares and warrants have been authorized but are unissued.

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

During the nine months ended December 31, 2014, the Company issued a total of 2,193,900 warrants (and authorized but as of December 31, 2014 had not yet issued a total of 326,361 warrants) to purchase its common stock in connection with the unit offerings as detailed in Note 6. The warrants are exercisable at a price range of $0.20 - $0.30 and expire two years from the date of issuance.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

December 31, 2014	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$73,573	$73,573
Notes payable– related party	–	(311,730)	–	(311,730)
Notes payable	–	(1,061,146)	–	(1,061,146)
Convertible notes payable	–	--	–	--
Total	$–	$(1,372,876)	$73,573	$(1,446,449)

March 31, 2014	Level I	Level II	Level III	Fair Value
Capitalized software development	$–	$–	$108,529	$108,529
Notes payable– related party	–	(311,730)	–	(311,730)
Notes payable	–	(784,676)	–	(784,676)
Convertible notes payable	–	(203,724)	–	(203,724)
Total	$–	$(1,300,130)	$108,529	$(1,191,601)

Telupay International Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Commitment

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for our fiscal quarter ended December 31, 2014 and the notes thereto included elsewhere in this report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed statements of operations for the three months ended December 31, 2014 (“Q3-2014”) and 2013 (“Q3-2013”).

During Q3-2014 we had revenues from service income of $58,136 (Q3-2013 - $30,542). These revenues pertain to an overall increase of “Airtime Purchase”, “Bills Payment” and “Service Income” for the ongoing operations in the Philippines.

During Q3-2014 our operating expenses decreased by $150,537 to $501,679 (Q3-2013 - $652,216). The largest difference was a decrease in director’s compensation of $129,725 due to share based compensation. Also, during Q3-2014 salaries and benefits increased by $61,070 to $207,183 (Q3-2013 - $146,113) due to retrenchment of Telupay Philippine personnel, thereby, accruing for separation pay as provided by Philippine laws. For Q3-2014 direct operational cost increased by $24,413 to $51,998 (Q3-2013 - $27,585) due to aggressive marketing activities to boost up future sales. Travel expenses decreased by $40,949 to $48 (Q3-2013 - $40,997) due to no international travel made during Q3 – 2014.  General and administrative expenses decreased by $11,862 to $28,488 (Q3-2013 - $40,350) due to reduction to plc administrative and accounting fees and a move to smaller office space. All other expenses remained fairly constant or in a decreasing trend when compared to Q3-2013.

During Q3-2014 our other expenses increased by $12,898 to $16,425 (Q3-2013 - $3,527). The largest difference was attributed to higher “cost of money”.

During Q3-2014 our net loss decreased by $158,089 to $460,058 (Q3-2013 - $618,147). The largest difference was a result of cost savings measures adopted in 2014 and strict monitoring of expenses.

NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

We had revenues of $175,824 during our nine months ended December 31, 2014, as compared to $62,906 during our nine months ended December 31, 2013. The increase in revenues between the periods mostly pertained to growing usage of mobile banking services for airtime load and bill payments in the Philippines.

Our operating expenses were $1,284,681 during the nine months ended December 31, 2014, as compared to $1,302,031 during the nine months ended December 31, 2013, as follows:

  Direct operating expense of $142,299 (consisting of payment for mobile prepaid load sold to clients) for the nine months ended December 31, 2014, increased from $56,135 for the nine months ended December 31, 2013, primarily due to growing usage of mobile banking services for airtime load and bill payments in the Philippines.
  Salaries and benefits of $458,745 for the nine months ended December 31, 2014, as compared to $398,988 for the nine months ended December 31, 2013. The reason for the increase was due to retrenchment of Telupay Philippine personnel.
  Director’s compensation of $246,310 for the nine months ended December 31, 2014, was lower than director’s compensation of $398,988 for the nine months ended December 31, 2013 due to share based compensation.
  Travel of $7,066 for the nine months ended December 31, 2014, as compared to $59,431 for the nine months ended December 31, 2013 decreased due to no international travel made on Q3 - 2014.
  Professional fees of $237,530 for the nine months ended December 31, 2014, as compared to $293,146 for the nine months ended December 31, 2013. The reason for the decrease was primarily due to declining legal fees post-merger transaction incurred during the nine months ended December 31, 2013.
  General and administrative expenses of $141,851 for the nine months ended December 31, 2014, as compared to $100,966 for the nine months ended December 31, 2013. The reason for the increase was primarily due to an increase in our overall operations and regulatory fees.
  Depreciation and amortization of $50,870 for the nine months ended December 31, 2014 was substantially similar to depreciation and amortization of $51,563 for the nine months ended December 31, 2013.

Liquidity and Capital Resources

Overview

At December 31, 2014, we had cash of $3,864 (March 31, 2014:  $93,157) and a working capital deficiency of $3,011,810, which included cash of $3,864, customer accounts receivable of $9,132 and other current assets of $11,025. We have accounts payable and accrued expenses (including related party) of $1,881,018; notes payable (including related party) of $1,372,876 and deferred revenue of $24,101.

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

During 2014 we plan to seek further additional financing, but there is no guarantee that we will be able to do so. Should we be successful in raising sufficient financing, we can begin planning for other business initiatives such as: completing the execution of our business plan in each of Peru, United Kingdom/Europe, the Philippines and Indonesia and entering into a formal partnership in Colombia similar to Peru; accelerating our business initiatives in the United Kingdom and Europe; and fund marketing and incentive initiatives for the new generation of products throughout the European marketplace. The following table sets forth the major sources and uses of cash for the nine months ended December 31, 2014 and 2013:

	Nine months ended December 31, 2014 $	Nine months ended December 31, 2013 $
Net cash used in operating activities	(463,791)	(1,288,230)
Net cash used in investing activities	(1,640)	(31,986)
Net cash provided by financing activities	376,108	1,416,595
Net increase (decrease) in cash	(89,293)	96,379

Cash Used in Operating Activities

During the nine months ended December 31, 2014, we used $(463,791) (2013 - $(1,288,230) in operating activities. This was made up of:

  our net loss of $(1,434,685) (2013 - $(1,278,823));
  adjustments to reconcile net loss to cash of: depreciation and amortization of $50,870 (2013 - $51,563), financial costs (including related party) of $158,659 (2013 – 30,000), discount on convertible notes of $(82,404) (2013 - $0), amortization of share-based compensation costs of $16,123 (2013 - $189,189), and foreign currency loss of $11,622 (2013 – $7,172), shares issued for services of $0 (2013 - $46,500);
  Changes in operating assets and liabilities of: change in accounts receivable of $(3,669) (2013 - $414), change in other current assets of $(37,616) (2013 - $(9,396)), change in accounts payable and accruals of $360,680 (2013 –($18,407)), change in accounts payable and accruals, related party of $332,693 (2013 – $(307,149)), and change in deferred revenue of $(872) (2013 - $707).

Cash Used in Investing Activities

During the nine months ended December 31, 2014, $(1,610) was used in investing activities (2013 - $(31,986)), consisting of a change in other assets of $Nil (2013 –($15,669) and acquisition of furniture and equipment of $(1,610) (2013 –($16,317)).

Cash Provided by Financing Activities

During the nine months ended December 31, 2014, we received $376,108 from financing activities (2013 - $1,416,595), consisting of the following: proceeds from notes payable of $115,000 (2013 - $42,741) and proceeds from sale of common stock of $261,108 (2013 - $1,373,854).

Off Balance Sheet Arrangements

We have not had, and at December 31, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2014, the Company did not make any sales of equity securities .

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

TELUPAY INTERNATIONAL INC.

Date: February 19, 2015	BY:	/s/ Adrian Ansell
Adrian Ansell, President, Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2015	BY:	/s/ Rosarito Carrillo
Rosarito Carrillo, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)