Form 10-Q
period 2018-12-31
Celexus, Inc
filed 2019-04-03
CIK 1355559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-52069

Celexus, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0466350
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8275 S. Eastern Ave. Suite 200
Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 702-675-8003

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of February 26, 2019, 2018, the issuer had 565,864,527 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

CELEXUS, INC.

(formerly Telupay International, Inc.)

For the Three and Nine Months Ended

December 31, 2018 and 2017

3

CELEXUS, INC.

4

CELEXUS, INC.

(formerly Telupay International, Inc.)

Balance Sheets

Unaudited

	December 31,	March 31,
	2018	2018
	(Unaudited)
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,570	$200
Accounts payable - related party	—	7,830
Interest payable - related party	5,089	3,011
Convertible Revolving Demand Note - related party	25,000	25,000
Total current liabilities	32,659	36,041

Total liabilities	32,659	36,041

Commitments and contingencies

Stockholders' deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized, 565,864,527 shares issued and outstanding at December 31, 2018 and March 31, 2018	565,865	565,865
Additional paid-in capital	8,318,848	8,309,570
Retained deficit	(8,917,372)	(8,911,476)
Total stockholders' deficit	(32,659)	(36,041)
Total liabilities and stockholders' deficit	$—	$—

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.

(formerly Telupay International, Inc.)

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating expense
Selling, general and administrative	2,570	1,916	3,818	3,163
Total operating expense	2,570	1,916	3,818	3,163

Loss from operations	(2,570)	(1,916)	(3,818)	(3,163)

Other income (expense)
Gain on forgiveness of liabilities	—	16,030	—	16,030
Interest expense	(712)	(647)	(2,078)	(1,890)
Accretion of debt discount	—	—	—	—
Total other income (expense)	(712)	15,383	(2,078)	14,140

Net loss	$(3,282)	$13,467	$(5,896)	$10,977

Net income per common share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted		$0.00		$0.00

Weighted average number of common and common equivalent shares outstanding:
Basic	565,864,527	565,864,527	565,864,527	565,864,527
Diluted		565,864,527		565,864,527

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Stockholders' Deficit (Unaudited)
For the Nine Months Ended December 31, 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders' Deficit
Balance, March 31, 2018	565,864,527	$565,865	$8,309,570	$(8,911,476)	$(36,041)

Settlement of liabilities owed to former President	—	—	9,278	—	9,278
Net loss for the nine mpnths ended December 31, 2018	—	—	—	(5,896)	(5,896)
Balance, December 31, 2018	565,864,527	$565,865	$8,318,848	$(8,917,372)	$(32,659)

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.

(formerly Telupay International, Inc.)

Statements of Cash Flows

Unaudited

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(5,896)	$10,977
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,818	(12,867)
Increase (decrease) in interest payable	2,078	1,890
Net cash flows used in operating activities	—	—
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$—	$—

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.

(formerly Telupay International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – Basis of Presentation, Organization and Going Concern

Basis of Presentation

The unaudited financial statements of Celexus, Inc. (the “Company”) as of December 31, 2018, and for the three and nine months ended December 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2018. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Celexus, Inc. (the Company)(formerly Telupay International, Inc.; formerly i-Level Media Group Incorporated; formerly Jackson Ventures, Inc.) was incorporated in the State of Nevada on August 23, 2005 as Jackson Ventures Ltd. and its initial operations included the acquisition and exploration of mineral resources. In March, 2007 the Company changed its name to i-Level Media Group Incorporated (“i-Level”) and changed its business to that of developing and operating a digital media network service. This business ceased operations on December 1, 2008 and its business was wound-up.

On September 24, 2013, the Company effected the acquisition of Telupay, PLC by way of a reverse merger. As a result of the Merger, the Company changed its name to Telupay International Inc., effectuated a 1.5-for-1 forward stock split and Telupay became a wholly-owned subsidiary. Telupay was engaged in the mobile banking and payment processing business primarily in the Philippines, Peru, Indonesia, Myanmar and the United Kingdom. Telupay PLC was the primary operating subsidiary of the Company accounting for most of our assets and liabilities. Telupay PLC never reached profitability and was spun out of the Company shortly after December 31, 2014 to the former directors and officers of the Company whereby the business, including the assets and liabilities of Telupay PLC were transferred for no consideration. As a result, the Company had no operations.

On January 18, 2017, Barton Hollow, LLC, a limited liability company, was appointed custodian for the Company by the District Court of Clark County, Nevada. The Company was reinstated by the Nevada Secretary of State on November 9, 2017 and on September 9, 2018 changed its name to Celexus, Inc. The Company currently is looking to acquire an operating business or develop a business. The Company’s address is 8275 S. Eastern Ave. Suite 200, Las Vegas, NV 89123,

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2018, the Company had an accumulated deficit of $8,917,372. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management is planning to raise necessary additional funds for working capital through loans and/or additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 – Debt – Related Party

On January 18, 2017, the Company issued a Revolving Demand Note (the “Revolving Demand Note”) to Securities Compliance Group, Ltd. (the “Creditor”) in exchange for services provided by the Creditor. Pursuant the Revolving Demand Note, the Company is liable for $25,000 at an annual interest rate of 9.5% with a default rate of 22%. The Revolving Demand Note may be converted into common stock at an exercise price of par, or $0.001 per share at the discretion of the Creditor. The Revolving Demand Note does not have a maturity date.

Since the conversion price was greater than the market price on the date of issuance, the Company did not recognize a debt discount on the Revolving Demand Note.

During the three months ended December 31, 2018 and 2017, the Company recognized $712 and $647, respectively, of interest expense. During the nine months ended December 31, 2018 and 2017, the Company recognized $2,078 and $1,890, respectively, of interest expense related to the Revolving Demand Note.

NOTE 3 - Net Loss Per Share

During the three and nine months ended December 31, 2018 and 2017, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,282)	$13,467	$(5,896)	$10,977
Denominator:
Weighted average number of common shares outstanding
Basic	565,864,527	565,864,527	565,864,527	565,864,527
Diluted	n/a	568,227,182	n/a	568,227,182
Net income per common share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	n/a	$0.00	n/a	$0.00
The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible debt	5,089,214	—	5,089,214	—

NOTE 5 – Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2018 and through February 8, 2019 in accordance with FASB ASC 855 “Subsequent Events”.

In February, 2019, Celexus, Inc. entered into an agreement to acquire Bio Distribution, Inc for $13,000,000 worth of stock and $1. Bio Distribution has just acquired the rights to a bio-engineered strain of Hemp seeds that produce low THC levels to meet industry regulations and a high CBD content. Included in the acquisition is a license with the state of Utah to cultivate and supply Hemp seeds and clones. We expect to have 1.5M seeds produced and ready for planting by June of 2019 and another 10M seeds ready for sale by early 2020. This is a related party transaction as Lisa Averbuch is both corps officers and directors.

The Company has requested the following corporate actions with FINRA: a 90 to 1 reverse stock split along with the name change to Celexus, Inc. Which will change the outstanding shares from 565,864,827 to 5,073,306.

The Company has been informed that FINRA Ops has determined that they will move forward with the requested corporate actions once Form 10 goes effective with the SEC.

The Form 10 is effective 60 days from the date of filing. Thus, based on a filing date of 2/5/2019 the Form 10 for this issuer will be effective on 4/6/2019 and the company expects the corporate actions to be effective shortly after that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

Corporate History

On August 23, 2005, Articles of Incorporation were filed for Jackson Ventures, Inc., with the Nevada Secretary of State.

On August 31, 2005, the Initial List of Officers, Directors, and Resident Agent of Jackson Ventures, Inc., was filed with the Nevada Secretary of State, naming James Gheyle as President and Secretary, and Adrian Ansell as Treasurer and Director. Sierra Corporate Services is listed as the Resident Agent.

On January 22, 2007, a Certificate of Change was filed with the Nevada Secretary of State.

On February 14, 2007, an Annual List of Officers, Directors, and Resident Agent of Jackson Ventures, Inc., was filed with the Nevada Secretary of State naming James Gheyle as President and Secretary, and Adrian Ansell as Treasurer and Director. Sierra Corporate Services is listed as the Resident Agent.

On February 21, 2007, Articles of Merger was filed with the Nevada Secretary of State merging Jackson Ventures, Inc., and I-Level Media Group Incorporated.

On April 24, 2007, an Annual List of Officers, Directors, and Resident Agent of I-Level Media Group Incorporated was filed with the Nevada Secretary of State naming Aidan Sullivan as President and Director, and Ian Sullivan as Secretary and Treasurer. Also listed as Directors are: Johnny Lo, Leo Young, and Paul D. Brock. Sierra Corporate Services is listed as the Resident Agent.

On June 19, 2007 (10:14 a.m.), an Annual List of Officers, Directors, and Resident Agent of I-Level Media Group Incorporated was filed with the Nevada Secretary of State naming Aidan Sullivan as President and Director, and Ian Sullivan as Secretary and Treasurer. Also listed as Directors are: Paul D. Brock, Johnny Lo, and Francis Chiew. Sierra Corporate Services is listed as the Resident Agent.

On June 19, 2007 (12:48 a.m.), an Annual List of Officers, Directors, and Resident Agent of I-Level Media Group Incorporated was filed with the Nevada Secretary of State naming Aidan Sullivan as President and Director, and Ian Sullivan as Secretary and Treasurer. Also listed as Directors are: Paul D. Brock, Francis Chiew, and Johnny Lo. Sierra Corporate Services is listed as the Resident Agent. This List also indicated that “This publicly traded corporation is not required to have a Central Index Key number.”

On January 13, 2009, a Statement of Resignation of Registered Agent was filed with the Nevada Secretary of State by Sierra Corporate Services, for I-Level Media Group Incorporated.

On January 22, 2009, a Registered Agent Acceptance was filed with the Nevada Secretary of State by Sierra Corporate Services – Reno, for I-Level Media Group Incorporated.

On January 28, 2009, an Annual List of Officers, Directors, and Resident Agent of I-Level Media Group Incorporated was filed with the Nevada Secretary of State naming Aidan Sullivan as President and Director, and Ian Sullivan as Secretary and Treasurer. Also listed as Directors are: Paul D. Brock, and Johnny Lo. Sierra Corporate Services - Reno is listed as the Resident Agent.

On February 8, 2010, a Statement of Resignation of Registered Agent was filed with the Nevada Secretary of State by Sierra Corporate Services – Reno.

On June 10, 2011, a State Business License Application was filed with the Nevada Secretary of State by I-Level Media Group Incorporated.

On June 10, 2011, a Registered Agent Acceptance was filed with the Nevada Secretary of State by Sierra Corporate Services – Reno, for I-Level Media Group Incorporated.

On June 29, 2011, a Certificate of Change was filed with the Nevada Secretary of State by I-Level Media Group Incorporated, indicating the number of authorized shares and the par value before the change: 1,025,000,000 common shares with a par value of $0.001; the number of authorized shares and par value after the change: 14,642,857 common shares with a par value of $0.001.

On July 6 2011, a Certificate of Correction was filed with the Nevada Secretary of State by I-Level Media Group Incorporated indicting that the effective date of the Certificate of Change should be July 8, 2011, not July 19, 2011.

On March 13, 2012, a Certificate of Amendment was filed with the Nevada Secretary of State by I-Level Media Group Incorporated, indicating that the authorized capital stock of the Corporation will consist of one billion (1,000,000,000) shares of common stock, par value $0.001 per share.

On August 28, 2012, an Annual List of Officers, Directors, and Resident Agent and State Business License Application of I-Level Media Group Incorporated was filed with the Nevada Secretary of State naming Francis Chiew as President, Secretary, Treasurer, and Director.

On August 22, 2013, an Annual List of Officers, Directors, and Resident Agent and State Business License Application of I-Level Media Group Incorporated was filed with the Nevada Secretary of State naming Francis Chiew as President, Secretary, Treasurer, and Director.

On October 3, 2013, an Initial/Annual List of Officers, Directors, and State Business License Application of I-Level Media Group Incorporated was filed with the Nevada Secretary of State naming Adrian C. Ansell as President and Director, and Rosarito D. Carrillo as Secretary and Treasurer. Also listed as Directors are: Jose Luis M. Romero-Salas, Perseverando M. Hernandez, Adrian I. Ocampo, and Mark J. Keene.

On October 4, 2013, Articles of Merger was filed with the Nevada Secretary of State merging Telupay International, Inc., and I-Level Media Group Incorporated.

On October 4, 2013, a Certificate of Change was filed with the Nevada Secretary of State by Telupay International, Inc, indicating that the current number of authorized shares and the par value before the change is: 1,000,000,000 common shares with a par value of $0.001 per share; the number of authorized shares and the par value after the change is: 1,500,000,000 common shares with a par value of $0.001 per share.

On December 23, 2014, a Statement of Resignation of Registered Agent was filed with the Nevada Secretary of State by Sierra Corporate Services – Reno, for Telupay International Inc.

On March 5, 2015, an Initial/Annual List of Officers, Directors, and State Business License Application of Telupay International Inc. was filed with the Nevada Secretary of State naming Adrian C. Ansell as President, and Rosarito D. Carrillo as Secretary and Treasurer. Michael John Greenup is listed as Director.

On March 5, 2015, a Registered Agent Acceptance was filed with the Nevada Secretary of State by Sierra Corporate Services – Reno, for Telupay International Inc.

On January 5, 2017, a Statement of Resignation of Registered Agent was filed with the Nevada Secretary of State by Sierra Corporate Services – Reno, for Telupay International Inc.

On November 9, 2017, a Certificate of Reinstatement was filed with the Nevada Secretary of State by Telupay International Inc.

On November 9, 2017, an Initial/Annual List of Officers, Directors, and State Business License Application of Telupay International Inc. was filed with the Nevada Secretary of State naming Simon Belski as President, Secretary, Treasurer, and Director.

On November 9, 2017, a Registered Agent Acceptance was filed with the Nevada Secretary of State by Registered Agents, Inc., for Telupay International Inc.

On November 14, 2017, a Certificate of Amendment was filed with the Nevada Secretary of State by Telupay International Inc., amending its name to Globex Holding Corp.

On September 7, 2018, an Initial/Annual List of Officers, Directors, and State Business License Application of Globex Holding Corp. was filed with the Nevada Secretary of State naming Lisa Averbuch as President, Secretary, Treasurer, and Director.

On September 10, 2018, a Certificate of Amendment was filed with the Nevada Secretary of State by Globex Holding Corp, amending its name to Celexus, Inc.

On October 30, 2018, an Initial/Annual List of Officers, Directors, and State Business License Application of Celexus, Inc. was filed with the Nevada Secretary of State naming Simon Belski as President, Secretary, Treasurer, and Director.

On October 31, 2018, an Initial/Annual List of Officers, Directors, and State Business License Application of Celexus, Inc. was filed with the Nevada Secretary of State naming Lisa Averbuch as President, Secretary, Treasurer, and Director.

On December 4, 2018, Global Services Unlimited Group Inc. acquired 400,000,000 shares of Celexus, Inc. representing a control position in the Company.

In February, 2019, Celexus, Inc. entered into an agreement to acquire Bio Distribution, Inc for $13,000,000 worth of stock and $1. Bio Distribution has just acquired the rights to a bio-engineered strain of Hemp seeds that produce low THC levels to meet industry regulations and a high CBD content. Included in the acquisition is a license with the state of Utah to cultivate and supply Hemp seeds and clones. We expect to have 1.5M seeds produced and ready for planting by June of 2019 and another 10M seeds ready for sale by early 2020. This transaction is a related party transaction, as Lisa Averbuch is the sale officer and director and a shareholder in both entities. Ms. Averbuch has been the officer and director of Biodistribution since inception and thus is the party responsible for the introduction of the deal.

Business Overview

General

The Company has requested a 90 to 1 reverse stock split along with a name change to Celexus, Inc, which will change the outstanding shares from 565,864,527 to 5,073,306.

Celexus, Inc. is an acquisition, management and holding company for early stage, high growth businesses and technologies in the hemp industry. The Company has developed specific criteria and standards that must be met by each acquisition candidate. Once identified, the Company will engage its highly-seasoned and well-trained team of industry professionals to perform thorough due diligence on the potential acquisition partner. Following successful due diligence, Celexus will send in its M & A team to structure and present an attractive win win proposal to the selling entity.

Due to the recent passing of the 2018 Farm Bill, Celexus now feels very comfortable in entering the rapidly growing hemp and CBD market. It is estimated that hemp biomass has over 50,000 uses including 100% biodegradable plastic, paper, clothing, building materials, etc. Additionally, CBD oils are believed to provide many medical benefits. It has been reported that CBD oil can treat hundreds of medical issues such as anxiety, depression, pain, arthritis, insomnia, anorexia, heart disease, diabetes, asthma, several types of cancer, Alzheimer’s, dementia and epilepsy, just to name a few.

From an environmental standpoint, hemp is truly a miracle. An average grow cycle is 12-14 weeks to fully mature at 10-15 feet tall. A tree can take 20-50 years to reach full maturity. This could significantly reduce deforestation by providing the same products that trees are able to supply. Also, hemp breathes 4 times more carbon dioxide than a tree and releases 4 times more oxygen, making our air substantially cleaner. With the recent lift of Federal bans on hemp, we are expecting through continued research more and more discoveries of uses for hemp and its bi-products both medically and industrially. It is these reasons, along with the environmental impact associated with hemp, that is driving us to become a key player in such an important market.

Our objective is to become a leading supplier of both seeds and clones internationally. There is a massive demand for high grade, organic, high cannabidiol, (CBD) seeds and clones across the country and the demand is only getting bigger.

Seeds

Currently, finding quality seeds in this emerging market has proven difficult. As most seeds are patented, farmers aren’t allowed to grow their own seeds from seeds they purchased. They are required to purchase new seeds every grow cycle. This can prove to be very profitable for us.

There are 3 primary reasons to farm hemp.

1.      To be refined into CBD oil and other valuable terpenes
2.      To manufacture products from the hemp fiber
3.      To create food products from the plant

Primarily, option 2 and 3 are handled by foreign growers such as China and can use very low-grade, inexpensive seeds. The majority of United States farmers are in it to produce high-grade CBD. These seeds typically range in price depending on CBD percentage, THC percentage, average weight produced per plant, durability to different altitudes and climates, organic certification and more.

A typical CBD hemp farm will grow between 1500 to 2500 plants per acre. This requires approximately 2500 to 3500 seeds per acre since all seeds won’t germinate. In other words a 100-acre farm would require 250,000 to 350,000 seeds per grow cycle.

Clones

Clones are clippings from a mother hemp plant that can be planted and grown into a whole new plant. There are 3 main benefits to growing clones over seeds.

1.      Faster grow cycles as the plant is already several inches tall

2.      Clones copy the exact genetics of the plant it was clipped from, reducing the risk of genetic issues

3.      Guaranteed plants as some seeds will not sprout

The downside to clones is the higher cost per plant. Also, they will carry over any disease or infection from the plant it was cut from if the mother plant was infected. Therefore, our plants will be grown indoor and under constant supervision from our master growers to insure the highest quality possible.

Our Objective

It is the objective of Celexus, Inc. to control every aspect of the hemp farming industry from seeds to extraction and distribution. This will enable us to avoid risking stagnant or contaminated biomass because of third party extraction labs being at full capacity.

Celexus has designed its future into a 3 stage rollout:

1. Grow and distribute high grade, certified hemp seeds and clones.

2. Own processing facilities to dry biomass, extract hemp oil and refine to pharmaceutical grade CBD oils.

3. Provide international wholesale distribution of hemp products.

To reach this objective we have hand picked a team of industry professionals from experienced hemp farmers, bio-engineers, extraction experts and other related industry professionals.

Our ultimate objective is to achieve exceptional multiples in growth, valuation and revenue to Celexus and its shareholders. The Company’s first acquisition is Bio-Distribution.

WHO IS BIO DISTRIBUTION

Bio Distribution is in motion to become a recognized leader in the cultivation and distribution of hemp seeds, clones and CBD oils. They currently own a nursery in Phoenix, Arizona and are pursuing the expansion of our greenhouse footprint throughout the southwest. The facility in Phoenix is 120,000 square feet of greenhouse on 7.9 acres. The surrounding land is set up to expand the greenhouse an additional 60,000 square feet, enabling us to increase our production capacity. This facility has been set up with agricultural lighting, drip systems, storage areas and sufficient water rights to supply our demand.

Additionally, we intend on acquiring millions of square feet of greenhouse beyond the Phoenix property to cultivate and process our seeds and clones for distribution. We have several nurseries that are currently in the due diligence phase, and if everything shows promise, will be leased or purchased.

The initial start-up costs for hemp cultivation can be staggering, specifically for the purchase of seeds and clones. One component of our business model is to provide farmers with seeds and clones who do not have the upfront capital necessary to acquire them on their own. Upon harvest, they will be required to reimburse us for the seeds and clones as well as give us first right of refusal to purchase their biomass at a highly discounted rate.

To stay in compliance with all federal and state regulations, we are strictly adhering to all license, cultivation and sales regulations. Several of our licenses are under review for approval so that we may begin the cultivation process.

Liquidity and Capital Resources

As of December 31, 2018, we had $0 in cash, total current assets of $0 and total current liabilities of $32,658. Current liabilities consisted mainly of $2,570 of accounts payable, $5,089 in interest payable and 25,000 demand note.

As of March 31, 2018, we had $0 in cash, total current assets of $0 and total current liabilities of $36,041. Current liabilities consisted of $200 of accounts payable, $7,830 in Accounts Payable related party, 3,011 in interest payable related party and 25,000 in demand note.

Net cash used in operating activities was $0 compared to $0 for the nine months ended December 31, 2018 and 2017 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended December 31, 2018 or 2017. Total operating expenses were $2,570 during the three months ended December 31, 2018 and $1,916 for the three months ended December 31, 2017. Net loss for the three months ended December 31, 2018 was $3,282 compared to $13,467for the same period in 2017.

Total operating expenses were $3,818 during the nine months ended December 31, 2018 and $3,163 for the nine months ended December 31, 2017. Net loss for the nine months ended December 31, 2018 was $5,896 compared to net income of $10,977 for the same period in 2017.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include:going concern, prepaid inventory and capital leases payable.. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of December 31, 2018.

The Company’s weaknesses include lack of duplication in reviewing accounting do to the small nature of the Company and the lack of an audit committee.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10 filed February 5, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

February 25, 2019

February 26, 2019

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 3, 2019

Celexus, Inc.
Registrant

By: /s/ Lisa Averbuch
Lisa Averbuch Chief Executive Officer

