Form 10-K
period 2019-03-31
Celexus, Inc
filed 2019-07-15
CIK 1355559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52069

Celexus, Inc. fka Telupay International, Inc.

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

Common Stock, par value $0.001
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☐ No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 28, 2019, the registrant had 16,538,457 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-Q filed on April 3, 2019.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Our Business” and elsewhere in this annual report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this annual report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	overall strength and stability of general economic conditions and of the hemp and cannabis industry more specifically, both in the United States and globally;
•	changes in the competitive environment;
•	our ability to generate consistent revenues;
•	our ability to effectively execute our business plan;
•	changes in laws or regulations governing our business and operations;
•	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to our company;
•	our ability to maintain quality control over our operations;
•	costs and risks associated with litigation;
•	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;
•	other risks described from time to time in periodic and current reports that we file with the Securities and Exchange Commission (“Commission”).

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but not exhaustive. New risk factors and uncertainties not described here or elsewhere in this annual report, including in the sections of entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may emerge from time to time. Moreover, because we operate in a competitive and rapidly changing environment, it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements are also subject to the risks and uncertainties specific to the company including but not limited to the fact that we have limited operating history and have limited number of management and other staff. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.

This annual report contains estimates and statistical data that we obtained from industry publications and reports. These publications generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information, and you are cautioned not to give undue weight to such estimates. Although we believe the publications are reliable, we have not independently verified their data. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

You should read this annual report and the documents that we reference and have filed as exhibits to this annual report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.

Should one or more of the risks or uncertainties described in this annual report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this annual report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this annual report.

ITEM 1. BUSINESS

General

Celexus, Inc. is an acquisition, management and holding company for early stage businesses and technologies in the hemp industry. Prior to the end of the fiscal year covered in this report, we entered into an agreement to acquire HempWave, Inc., which formerly operated as Bio Distribution, Inc. (“HempWave”). While that acquisition has not been finalized, we anticipate it will be completed in the coming months after we obtain an appraisal of HempWave.

Corporate History

Celexus, Inc. is a Nevada incorporated corporation, originally organized on August 23, 2008. The company has been operating as Celexus, Inc. since October 2018. Prior to October 2018, the corporate entity operated under various names and business plans. Investors should only consider the company’s operations since October 2018 as relevant to the current business of the company. A detailed list of the corporate history of the company is available in our Form 10-Q filed on April 3, 2019 and available at: https://www.sec.gov/Archives/edgar/data/1355559/000173112219000162/e1260_form10q.htm.

Prior to October 2018, and within the past five years, the company was known as Telupay International, Inc., a development stage company focused on mobile banking and payment processing. Prior to this annual report, the last annual report filed for the company was submitted on July 17, 2014, for the fiscal year ended March 31, 2014. On February 28, 2018, the company filed a Form 15 notice of termination of registration under section 12(g) of the Securities Exchange Act of 1934. The company then undertook a change in majority ownership and business plan, reconstituting as Celexus, Inc., and on February 5, 2019 filing its Form 10 General Form for Registration of Securities pursuant to section 12(g) of the Securities Act of 1934.

Business Overview

We are focused on the new opportunities available for the growth of hemp following the passage of the 2018 Farm Bill. We believe that the changes in law resulting from this legislation allow for hemp cultivation and transfer of hemp-derived products across state lines for commercial or other purposes. We believe that the hemp industry is ready for significant growth as a result of hemp therapeutic uses and environmental benefits and feel that this is the right time to enter this industry.

Some observers estimate that hemp biomass has over 50,000 uses including 100% biodegradable plastic, paper, clothing, building materials, etc. Additionally, cannabidiol (“CBD”) based medicines and supplements are believed to provide many medical benefits. In particular, it has been reported that CBD has demonstrated effectiveness in treating some forms of childhood epilepsy syndromes and reducing or eliminating seizures in some patients. Others believe that CBD can treat hundreds of medical issues such as anxiety, depression, pain, arthritis, insomnia, anorexia, heart disease, diabetes, asthma, several types of cancer, Alzheimer’s, and dementia, among other medical conditions. However, medical trials are still necessary for many of these conditions.

Hemp production also provides environmental benefits compared to traditional agricultural or forestry products. For instance, in regards to biomass for methanol, paper production, and fiberboard for construction, the average grow cycle for hemp is 12-14 weeks to fully mature at 10-15 feet tall. In contrast, a tree can take 20-50 years to reach full maturity. We believe that growth of hemp could significantly reduce deforestation by providing the same products that trees are able to supply. Further, hemp is a more efficient carbon absorbent than trees, helping to improve air quality and reducing greenhouse gas accumulation.

We expect that more uses will be realized following new research and development that has only recently become possible after the enactment of the 2018 Farm Bill.

Our Objective

Our objective is to control every aspect of the hemp farming industry from seeds, to cultivation, to extraction, and to distribution. Our goal is to become a leading supplier of both hemp seeds and clones internationally. We aim to do this by undertaking strategic acquisitions of companies that will be wholly-owned operating subsidiaries of Celexus, Inc. Our business plan includes three-stages for these acquisitions. We intend to acquire:

1.	Landholding entities for the cultivation of high grade, certified hemp seeds and clones.
2.	Processing facilities to dry biomass, extract hemp oil and refine to pharmaceutical grade CBD oils.
3.	Wholesale distribution services for domestic and international distribution of hemp products.

Seeds and Clones Products

As part of stage one, we intend to acquire state law compliant entities that will be able to cultivate help and produce seeds and clones for other cultivators.

Finding quality seeds in the current hemp market has proven difficult for many growers. Low quality seeds are suitable for biomass and products derived from hemp fiber, but higher quality seeds are necessary for higher-value CBD production. These higher quality seeds are typically bio-engineered and protected by patents. As a result, cultivators will need to repurchase seeds every grow cycle.  A typical CBD hemp farm will grow between 1,500 to 2,500 plants per acre. This requires approximately 2,500 to 3,500 seeds per acre per growth cycle since all seeds will not germinate.

Clones are clippings from another hemp plant that can be planted and grown into new plants. There are three main benefits to growing clones over seeds.

1.	Faster growth cycles because the plant is already several inches tall;
2.	A clone copies the exact genetic makeup of the plant it was clipped from, reducing the risk of genetic issues; and
3.	Guaranteed plants in contrast to seed cultivation because some seeds do not sprout.

Clones, however, are costlier per plant than seeds, which can reduce the demand for such products. With clones, there is also the risk that plants will carry over any disease or infection from the original plant. To mitigate this risk and to generate the highest quality product possible, we intend to grow out plants indoors and under constant supervision from our master growers.

Initial Acquisition

In February 2019, we entered into an agreement to acquire Bio Distribution, Inc., which recently has been renamed to HempWave. The acquisition price is $13,000,000 worth of our stock and $1. HempWave and Celexus, Inc. are under common control. However, we do not anticipate the acquisition will be completed until we receive a full appraisal of HempWave. The acquisition terms include a due diligence period through July 31, 2019. If we are not satisfied with the results of the due diligence, then no qcquisition will occur. We also note that the acquisition price could be increased if the appraisal determines that HempWave valuation is significantly higher than $13,000,000.

HempWave has acquired a bio-engineered strain of hemp seeds that produce low Tetrahydrocannabinol (“THC”) levels, to meet industry regulations, and a high CBD content, which is ideal for CBD products. HempWave will begin cultivation operations in two greenhouse facilities based in Phoenix and Willcox, Arizona, which have a combined total of over 210,000 square feet of arable land. The greenhouse facilities include agricultural lighting, drip systems, storage areas, and sufficient water rights.

We believe HempWave is a suitable acquisition target. In addition to its current strains and growing space, HempWave has received all five industrial hemp licenses issued by the State of Arizona. The licenses include:

  Nursery License —allows the licensee to propagate eligible seed and propagative materials for planting for a licensed grower. A licensed nursery may not grow industrial hemp for harvesting purposes, unless also licensed as a grower.
  Grower License —allows the licensee to: 1) obtain seed or propagative materials for planting; 2) possess authorized seed and/or propagative materials for planting; 3) cultivate hemp; 4) harvest hemp; 5) possess and store harvested hemp; and 6) transport harvested hemp for processing.
  Harvester License —allows the licensee to harvest an eligible industrial hemp crop for a licensed grower.
  Transporter License —allows the licensee to transport a harvested industrial hemp crop for a licensed grower.
  Processor License —allows the licensee to: 1) engage in the processing, handling, and storage of industrial hemp or hemp seed at one or more authorized locations in the state; and 2) sell, distribute, transfer, or gift any products processed from harvested hemp that is not restricted by rule or law.

Employees

As of June 1, 2019, we have one full time employee with Celexus, Inc, our President, David Soto, who is engaged as a contractor.

ITEM 1A. RISK FACTORS

The SEC requires the company to identify risks that are specific to its business and its financial condition. The company is also subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events and technological developments (such as cyber-attacks and the ability to prevent such attacks). Additionally, early-stage companies are inherently more risky than more developed companies, and the risk of business failure and complete loss of your investment capital is higher for early stage companies than for more established companies. You should consider general risks as well as specific risks when deciding whether to invest.

Risks Related to Our Company

We have a limited operating history upon which you can evaluate our performance, and have not yet generated profits. Accordingly, our prospects must be considered in light of the risks that any new company encounters. In its current form, our company has only been in operations since October 2018. The likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business, and operation in a competitive industry. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable in the near future. You should consider our business, operations and prospects in light of the risks, expenses and challenges we face as an emerging growth company.

The auditor included a “going concern” note in its audit report. We may not have enough funds to sustain the business until it becomes profitable. Even if we raise funds through this offering, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

We anticipate having a negative cash flow for the foreseeable future. We expect to generate operating losses and experience negative cash flow for the immediate future and it is uncertain whether we will achieve future profitability. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from our investments and services rendered. Our ability to commence revenue operations and achieve profitability will depend upon revenue received primarily from investments or otherwise through services that we render. There can be no assurance that we will ever achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Uncertain government regulation may impact our ability to execute our business plan. Our business will be subject to extensive regulation at the, local, state and federal level. There has been an active debate among regulators and legislators over the appropriate extent of regulation and oversight of hemp growth, production, and distribution as well as cannabis-derived products and distribution. Changes in laws, regulations and policies, and the related interpretations and enforcement practices, may significantly affect our cost of doing business as we endeavor to maintain compliance with such new policies and laws. Changes in laws, regulations and policies, and the related interpretations and enforcement practices generally cannot be predicted and may require extensive system and operational changes. Any failure to comply with applicable regulatory requirements could result in significant legal and financial exposure, damage our reputation, shut down our business or have a material adverse effect on our business operations, financial condition and results of operations.

We are dependent on key personnel. Our success will depend, in large part, on the skill, expertise, and acumen of Mr. David Soto. There is no requirement that Mr. Soto allocate a specific amount of time to our company. If Mr. Soto ceases to participate in our company’s activities for any reason, our company’s ability to select attractive investments could be impaired severely.

Our failure to attract and retain highly qualified personnel in the future could harm our business. As the company grows, it will be required to hire and attract additional qualified sales, technical, and managerial personnel. Competition for such personnel is intense and we may not be able to attract, train, retain, or motivate such persons in the future. The company may not be able to locate or attract qualified individuals for such positions, which will affect the company’s ability to grow and expand its business.

We operate in a highly competitive industry with significant existing competition, and high interest by potential competitors.  A number of our existing or potential competitors may have substantially greater financial, technical, and marketing resources, larger investor bases, greater name recognition, more established relationships with their investors, and more established sources of deal flow and investment opportunities than we do. This may enable our competitors to: develop and expand their services and develop infrastructure more quickly, and achieve greater scale and cost efficiencies; adapt more quickly to new or emerging markets and opportunities, strategies, techniques, technologies, and changing investor needs; take advantage of acquisitions and other market opportunities more readily; establish operations in new markets more rapidly; devote greater resources to the marketing and sale of their products and services; adopt more aggressive pricing policies; and provide clients with additional benefits at lower overall costs in order to gain market share. If our competitive advantages are not compelling or sustainable and we are not able to effectively compete with larger competitors, then we may not be able to increase or sustain cash flow.

We may be required to raise additional capital through equity and/or debt offerings to support our working capital requirements. In order to fund future growth and acquisitions, the company will likely need to raise additional funds in the future by offering shares of its Common Stock and/or other classes of equity, or take on additional debt. Furthermore, if the company raises capital through debt, the holders of our debt would have priority over holders of Common Stock upon liquidation and the company may be required to accept terms that restrict its ability to incur more debt. We cannot assure you that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds if raised, would be sufficient. The level and timing of future expenditure will depend on a number of factors, many of which are outside our control. If we are not able to obtain additional capital on acceptable terms, or at all, we may be forced to curtail or abandon our growth plans, which could adversely impact the company, its business, development, financial condition, operating results or prospects.

Implications of being an Emerging Growth Company

As a company with less than $2.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;
•	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;
•	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting;
•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
•	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and
•	reduced disclosure about our executive compensation arrangements.

An emerging growth company is also exempt from Section 404(b) of the Sarbanes Oxley Act, which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Exchange Act which require stockholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

•	the first fiscal year following the fifth anniversary of the filing of our Form 10;
•	the first fiscal year after our annual gross revenues are $2 billion or more;
•	the date on which we have, during the previous three-year period, issued more than $2 billion in non-convertible debt securities; or
•	as of the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We do not have an audit or compensation committee of our Board of Directors. Because we do not have an audit or compensation committee, stockholders will have to rely on our entire Board of Directors, none of which are independent, to perform these functions. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Risks Related to our Common Stock

The price of our Common Stock may experience price volatility in secondary trading. Our Common Stock trades over the Pink Open Market, managed by OTC Markets Group. The Pink Open Market is self-described as being for professional and sophisticated investors only, which may limit ongoing interest in our Common Stock. As a result, investors may be deprived of the full value of their shares because our Common Stock is expected to have fewer market makers, lower trading volumes, and larger spreads between bid and ask prices than securities listed on an exchange such as the New York Stock Exchange or the Nasdaq Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

Our Common Stock is likely to experience a low market price. A low market price would severely limit the potential market for our Common Stock. Our Common Stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain Commission rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Holders of our Common Stock may not be able to resell their shares due to the lack of a market and state Blue Sky laws. Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain: (1) the names of issuers, officers, and directors; (2) an issuer’s balance sheet; and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, our shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Our Common Stock will be subject to penny stock regulations. We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock. The Commission has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our Common Stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this annual report, Celexus, Inc. does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the company may be involved in a variety of legal matters that arise in the normal course of business. The company is not currently involved in any litigation, and its management is not aware of any pending legal actions relating to conduct of its business activities, or otherwise.

ITEM 4. MINE SAFETY DISCLOSURES

None required.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of June 28, 2019, 16,538,457 shares of our common stock are issued and outstanding following a 90 for 1 reverse split of our shares effected in March 2019. This figure is in contrast to that contained in our Form 10 that preceded the 90 for 1 reverse split. Of the total issued and outstanding shares, 5,444,444 (32.9% of total issued and outstanding shares) were held by one shareholder of record, Global Services Unlimited Group, Inc. We currently have 138 shareholders of record.

There is a limited public market for our common shares, which are quoted on the OTC Markets and OTCPink ATS under the symbol “CXUS.” Over the past 52 weeks, which includes time in which the company was not operational, our stock price has demonstrated a quotation range of $0.135 to $1.953. We note that such over-the-counter market quotations reflect inter-dealer prices. Such prices do include retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. As a result, this over-the-counter quotation information may contain stock price information that differs materially from the price that an investor would pay at or around the time of such quotation. We also note that trading in stocks quoted on the OTC Markets and OTCPink ATS is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans. We are currently considering issuing shares of our common stock to certain members of management, those providing advisory services, and vendors of the company in lieu of cash payments. In the event that such shares are issued, we will file a current report with the Commission.

Recent Sales of Unregistered Securities

During the years ended March 31, 2019 and 2018, we have not sold any securities in unregistered offerings.

During the year ended March 31, 2017 and prior to the current activities of the company, on January 18, 2017, in connection with the custodianship of Telupay International Inc., the company resolved to issue 400,000,000 shares of common stock to Barton Hollow, LLC to satisfy, and cause to be retired, the obligations of the company as born by Barton Hollow, LLC during 2017. Although, constructively earned and issued by January 18, 2017, the shares were not issued until one year later on January 25, 2018. As such, pursuant to ASC 260-10-45, the shares had been reflected on the balance sheet and, for purposes of the earnings per share calculation, on an as-if issued basis as of January 18, 2017. The company recognized stock compensation expense of $160,000 based on the closing stock price on January 18, 2017 of $0.0004 per share.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected to not provide selected financial data in accordance with Item 301(c) of Regulation S-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the fiscal years ended March 31, 2018 and March 31, 2019 should be read in conjunction with our financial statements and the related notes, included in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We intend to become a key supplier of high grade CBD hemp seeds and clones to international farmers entering the market. The quality, durability, performance and certification on hemp seeds and clones will determine their value. Our seeds will ultimately be bio-engineered to grow large, robust crops, durable to a wide range of weather and altitude and contain some of the highest percentages of CBD on the market. Our genetic improvement strategy includes the following objectives:

•	High yield
•	Minimal male contamination
•	Premium market quality
•	Reliable low levels of THC content
•	Continual development of new improvements to our strains of hemp seeds and clones

We are committed to breeding strains of hemp that can maximize the profitability of the industrial hemp industry.

Results of Operations

The company has not yet begun its principal operations, and will not do so until completing its initial acquisition. As of the date of this annual report, the acquisition of HempWave has not yet been completed. However, we fully intend to complete the acquisition before the end of July to avoid triggering a termination clause of the Exchange Agreement between the company and HempWave. In addition, we note that financial statements for HempWave are not yet available.

For the fiscal years ended March 31, 2019 and 2018, we did not record any revenue and our expenses were $18,445and $3,793, respectively. During the fiscal year ended March 31, 2019, our principal expense was professional fees for legal and accounting expenses related to Exchange Act reporting requirements.

In addition, for the fiscal years ended March 31, 2019 and 2018, we recorded $2,791 and $2,538 in interest expenses, respectively. While the fiscal year ended March 31, 2018 included a gain on forgiveness of liabilities in the amount of $16,030, the fiscal year ended March 31, 2019 only saw a similar gain of $2.

As a result of the foregoing, the company experienced a ness loss of $21,234 for the year ended March 31, 2019, as compared to a net profit of $9,699 for the year ended March 31, 2018, which was mostly driven by the gain on forgiveness of liabilities.

Liquidity and Capital Resources

At March 31, 2019 we had $44,862 in current assets compared to $0 at March 31, 2018. These assets consisted entirely of cash deposited into our bank account. Current liabilities at March 31, 2019 totaled $92,859 compared to $36,041 at March 31, 2018. The increase in current liabilities was primarily the result of two loans from a shareholder of the company, totaling $58,500. This loans do not bear any interest, and are payable on demand.

Our operations will not fully commence until we complete our acquisition of HempWave by fulfilling the Exchange Agreement with HempWave prior to the end of July 2019. Pursuant to the Exchange Agreement, we will issue Common Stock in the amount of $13,000,000 to HempWave as compensation. Over the course of the current fiscal year ending March 31, 2020, we intend to explore various fundraising methods available to us to replenish the company’s cash reserves and to expand its operations.

The company has significant net operating loss carryforwards that may offset future tax expenses. For the fiscal year ended March 31, 2019, the company had a net operating loss carryforward of $5,812,118, which could be used to defer up to $1,220,545 of federal tax expenses at a 21% statutory tax rate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected to not provide selected financial data in accordance with Item 305(e) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

CELEXUS, INC.

(formerly Telupay International, Inc.)

For the Years ending March 31, 2019 and 2018

F-1

CELEXUS, INC.

F-2

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Celexus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celexus, Inc. (the "Company") as of March 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

July 15, 2019

CELEXUS, INC.
(formerly Telupay International, Inc.)
Balance Sheets

	March 31,
	2019	2018
ASSETS
Current assets
Cash in Bank	$44,862
Total assets	$44,862	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$3,557	$8,030
Related Party notes	$58,500	$0
Interest payable	$5,802	$3,011
Convertible Revolving Demand Note	$25,000	$25,000
Total current liabilities	$92,859	$36,041

Total liabilities	$92,859	$36,041

Commitments and contingencies

Stockholders' deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized, and 565,864,527 outstanding at March 31, 2019 and 2018, respectively	$565,865	$565,865
Additional paid-in capital	$8,318,848	$8,309,570
Retained deficit	$(8,932,710)	$(8,911,476)
Total stockholders' deficit	$(47,997)	$(36,041)
Total liabilities and stockholders' deficit	$44,862	$0

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Operations

	Years Ended March 31,
	2019	2018

Revenue	$0	$0

Operating expense
Selling, general and administrative	$5,145	$3,793
Professional Fees	$13,300
Total operating expense	$18,445	$3,793

Loss from operations	$(18,445)	$(3,793)

Other income (expense)
Gain on forgiveness of liabilities	$2	$16,030
Interest expense	$(2,791)	$(2,538)
Accretion of debt discount	$0	$0
Total other income (expense)	$(2,789)	$13,492

Net loss	$(21,234)	$9,699

Basic and Diluted Loss per Common Share	$(0)	$0

Weighted average number of common shares outstanding - basic and diluted	565,864,527	565,864,527

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Stockholders' Deficit

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2016	165,864,527	$165,865	$8,549,570	$(8,731,402)	$(15,967)

Common stock issued in connection with custodianship	400,000,000	400,000	(240,000)	—	160,000
Net loss for the year ended March 31, 2017	—	—	—	(189,773)	(189,773)
Balance, March 31, 2017	565,864,527	565,865	8,309,570	(8,921,175)	(45,740)

Net loss for the year ended March 31, 2018	—	—	—	9,699	9,699
Balance, March 31, 2018	565,864,527	$565,865	$8,309,570	$(8,911,476)	$(36,041)

Related Party Gain on Extinguishment of Debt			$9,278		$9,278
Net loss for the year ended March 31, 2019	—	—	—	(21,234)	(21,234)
Balance, March 31, 2019	565,864,527	$565,865	$8,318,848	$(8,932,710)	$(47,997)

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Cash Flows

	Years Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(21,234)	$9,699
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(4,473)	(12,237)
Increase (decrease) in related party notes	58,500
Increase (decrease) in interest payable	2,791	2,538
Related party forgiveness of debt	9,278	—
Net cash flows used in operating activities	44,862	—
Cash flows from financing activities
Net cash flows from financing activities	—	—
Change in cash and cash equivalents	44,862	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$44,862	$—
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$—	$—

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.

(formerly Telupay International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

NOTE 1 –Organization and Going Concern

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $8,932,710. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash

Cash includes amounts held in bank accounts. The Company has amounts deposited with financial institutions in excess of federally insured limits.

Fair Value Measurements

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities measured and recorded on a recurring or nonrecurring basis with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities measured and recorded on a recurring or nonrecurring basis with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities measured and recorded on a recurring or nonrecurring basis with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and interest payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s debentures payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “NOTE 5 - Net Loss Per Share” for further discussion.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a free-standing equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect this accounting update to have a material effect on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not expect this accounting update to have a material effect on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for our current fiscal year. The adoption of ASU 2016-09 did not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC 842, Leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect this accounting update to have a material effect on its Consolidated Financial Statements.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

NOTE 3 – Debt – Related Party

On January 18, 2017, the Company entered into a Revolving Demand Note (the “Revolving Demand Note”) with Securities Compliance Group, Ltd. (the “Creditor”). Pursuant the Revolving Demand Note, the Company borrowed $25,000 at an annual interest rate of 9.5% with a default rate of 22%. The Revolving Demand Note may be converted into common stock at an exercise price of par, or $0.001 per share at the discretion of the Creditor. The Revolving Demand Note does not have a maturity date.

The debt discount attributable to the fair value of the beneficial conversion feature amounted to $17,500 and was accreted on the date of issuance due to no maturity date of the Revolving Demand Note.

During the years ended March 31, 2019 and 2018, the Company recognized $2538 and $2,791 of interest expense related to the Convertible Debenture.

A shareholder who is a related party has loaned the corporation $58,500 as of March 31, 2019. The note bears no interest and is payable on demand.

Also see “Note 7” – Related Party Transactions.”

NOTE 4 – Common Stock

At March 31, 2019, the Company had 1,500,000,000 authorized shares of common stock with a par value of $0.001 per share and 565,864,527 shares of common stock outstanding.

During the year ended March 31, 2017, On January 18, 2017, in connection with the custodianship, the Company issued 400,000,000 shares to Barton hollow, LLC to satisfy and caused to be retired, the obligations of the Company. As a result the Company recognized stock compensation expense of $160,000 based on the closing stock price on January 18, 2017 of $0.004 per share.

NOTE 5 - Net Loss Per Share

During the years ended March 31, 2018 and 2017, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended March 31, 2019 and 2018:

	Years Ended March 31,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(21,234)	$9,669
Denominator:
Weighted average number of common shares outstanding	565,864,527	565,864,527
Basic and diluted EPS	$(0.00)	$0.00

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible debt	5,802,270	3,011,097

NOTE 6 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The Act applies to corporations generally beginning with taxable years starting after December 31, 2017 and reduces the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduces other changes that impact corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduces an international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations will be subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. The Company does not expect that this change will have an impact on the Company as it has not earned taxable income in the past and it has significant NOL carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at March 31, 2018 and 2017 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$5,812,118	$5,790,884
Statutory tax rate	21%	21%
Total deferred tax assets	1,220,545	1,216,086
Less: valuation allowance	(1,220,545)	(1,216,086)
Net deferred tax asset	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $4,459 and decrease of $2,036 for the years ended March 31, 2019 and 2018, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at March 31, 2019 available to offset future federal taxable income, if any, of $5,812,118. Accordingly, there is no tax expense for the years ended March 31, 2019 and 2018.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended March 31, 2019 and 2018.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate of 21% to pre-tax loss for the years ended March 31, 2019 and 2018 is as follows:

	2019	2018
Federal Statutory Rate	$4,459	$(2,036)
Nondeductible expenses	—	—
Change in allowance on deferred tax assets	4,459	(2,036)
	$—	$—

The Company does not have any uncertain tax positions at March 31, 2018 and 2017 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

 NOTE 7 - Related Party Transactions

During the year ended March 31, 2019 and 2018, our former President made payments on behalf of the Company totaling $0 and $7,830, respectively.

During the year ended March 31, 2019 and 2018, a shareholder who is a related party has loaned the corporation $59,507 and $0 respectively.

Also see “Note 3” – Debt Related Party.”

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On December 10, 2018 it was RESOLVED by the board of directors of the corporation that the name change of the corporation be changed to Celexus and that the outstanding shares of stock of the cororation be reverse split on a 1 for 90 basis without change to authorized shares. The name change and 1-90 reverse split will take effect at the open of business April 9, 2019.

On May 13, 2019 Celexus has entered into a definitive agreement by which it will acquire HempWave f/k/a Bio Distributions upon the completion of an appraisal satisfactory to management of both companies.

As of May 20, 2019 Lisa Averbuch has resigned as President of Celexus, Inc. Ms. Averbuch with continue to serve as Director of the Company and maintains the authority to vote shares of the Company’s majority shareholder, Global Services Unlimited Group, Inc.

Following the resignation of Ms. Averbuch, the Board of Directors has appointed David Soto to serve as President of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 27, 2019, the company terminated MICHAEL GILLESPIE & ASSOCIATES, PLLC ("Gillespie") as its registered independent public accountant.

Gillespie's reports on the financial statements for the periods ended March 31, 2017 and March 31, 2018, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the company's ability to continue as a going concern.

Our Board of Directors participated in, and approved the decision to, change independent accountants. Through the reporting periods ended March 31, 2017 and March 31, 2018, there have been no disagreements with Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gillespie would have caused them to make reference thereto in their report on the financial statements. Through the interim period to March 27, 2019 (the date of termination of Gillespie), there have been no disagreements with Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gillespie would have caused them to make reference thereto in their report on the financial statements.

On March 27, 2019, the company engaged BF Borgers, CPA PC ("BF Borgers"), situated at 5400 W Cedar Ave, Lakewood, CO, USA 80226 (Ph: 303-953-1454, Fax: 720-251-8836; Website: www.bfbcpa.us), as its new registered independent public accountant. The company has engaged BF Borgers to act as the company's independent accountant going forward.

During the periods ending March 31, 2017 and March 31, 2018, and prior to March 27, 2019 (the date of the new engagement), we did not consult with BF Borgers regarding:

·         The application of accounting principles to a specified transaction;

·         The type of audit opinion that might be rendered on the company's financial statements by BF Borgers, in either case where written or oral advice provided by BF Borgers would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues; or

·         Any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).,

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the company’s President, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 12, 2019. Based upon this evaluation, the company’s President concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below.

Management’s Reports on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

The assessment included a review of current personnel of the company, its activities since reconstituting operations in October 2018, and anticipated future activities of the company. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 12, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at July 12, 2019:

●	We have a lack of proper segregation of duties. Management is dominated by a single individual without adequate compensating controls.

●	Our internal control structure lacks multiple levels of review and oversight; and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Anticipated Remediation Plans

The company is aware that is principal material weaknesses are related to the limited management team of the company. Our immediate priority is expanding our leadership through recruitment of an independent director to join our Board. With an independent director in place, we believe we will be able to hire capable executive officers that will be responsible for disclosure controls and internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Executive Officers
David Soto	52	President
Directors
Lisa Averbuch	65	Director
Significant Employees
N/A

David Soto, President

Mr. David Soto is an accomplished start-up leader, hands-on investment-focused C-Suite executive and entrepreneur. He is the President of Celexus, Inc., and CEO of HempWave, ensuring that the company is fully focused on the high-potential in industrial scale hemp farming and processing. Previously, Mr. Soto oversaw organizational growth of the fee-based investment house Benchmark Co. from startup in 1998 to exit in 2006. He then founded Asturia Ventures in 2016, a private equity and venture development company where, as of 2019, he resides as Board Advisor.

Lisa Averbuch, Director

Ms. Lisa Averbuch has been a Director of Celexus, Inc. since October 2018. Up until May 2019, she also served as our President. Prior to and concurrently with Celexus, Ms. Averbuch has provided executive leadership to multiple companies, including Energy Conversion Services, Inc., for which she has served as President and Director beginning in 2017, as well as Triton Acquisitions Company and Gold Standard mining Company, which she joined in 2019. Prior to these roles, Ms. Averbuch founded Loft Liquors in 2006. Loft Liquors was the first organic, fresh fruit Liquor company in the United States, which was sold in 2010. Ms. Averbuch holds a Bachelor’s degree in Hospitality Administration from Boston University in Boston Massachusetts.

During the past ten years, neither Mr. Soto nor Ms. Averbuch has been the subject to any of the following events, except as described above:

1.	Any bankruptcy petition filed by or against any business of which Mr. Soto or Ms. Averbuch was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Soto’s or Ms. Averbuch’s involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a Code of Ethics as our company is still in its early stages of operations after reconstituting as Celexus, Inc.

Audit Committee

We have not yet established an audit committee comprised of independent directors.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that our Board of Directors be independent. At this time, we do not have an “independent director” as that term is defined under the rules of the Nasdaq Capital Market.

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal year ended March 31, 2019, we compensated our three highest-paid directors and executive officers as follows:

The following table sets forth certain information concerning the annual and long-term compensation of our President and our other executive officers for the last two fiscal years.

			(a)	(b)	(c)
				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Lisa Averbuch, President	2018 2019	$0 0	$0 0	$0 0	$0 0	$0 0

On May 20, 2019, Lisa Averbuch resigned as President of the company. At that time, David Soto was appointed to serve as President of the company. Mr. Soto is not currently receiving compensation from the company for his services.

Compensation Committee Interlocks and Insider Participation

The company does not currently have a compensation committee.

Compensation Committee Report

The company does not currently have a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 28, 2019, certain information concerning the beneficial ownership of our Common Stock by: (i) each stockholder known by us to own beneficially 5% or more of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership:

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Global Services Unlimited Group, Inc.	5,444,445 shares of Common Stock	32.9%

Common Stock	David Soto	100,000 shares of Common Stock	0.6%

Common Stock	Lisa Averbuch	500,000 shares of Common Stock	3.0%

Common Stock	Kings Gate Management Inc.	2,5000,000 shares of Common Stock	15.1%

Common Stock	Andre Missell	2,500,000 shares of Common Stock	15.1%

Common Stock	European Trade Partners LLC	1,000,000 shares of Common Stock	6.0%

Common Stock	Wenxin Cou	1,000,000 shares of Common Stock	6.0%

Common Stock	All executive officers, directors, and beneficial ownership thereof as a group *	8,544,445	51.7%

* Lisa Averbuch is the control person of Global Services Unlimited Group, Inc. and Kings Gate Management Inc.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

The mailing address for all stockholders referenced in the chart above is 8275 S. Eastern Ave. Suite 200, Las Vegas, NV 89123.

The company has not instituted any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and Director Independence

In February 2019, the company and Bio Distribution, Inc., now operating as HempWave, executed the Exchange Agreement included as Exhibit 10.1, which provides for the acquisition of HempWave as a wholly owned subsidiary of the company. In exchange for the currently issued shares of HempWave, the company will issue shares of common stock of the company valued at $13,000,000. This acquisition is a related party transaction as both the company and HempWave have common majority ownership and management. The company intends to complete the acquisition following the completion of a due diligence review of HempWave before July 31, 2019. This Exchange Agreement is included as an exhibit to this Annual Report.

From January 2019 through February 2019, the company has also issued Promissory Notes to Global Services Unlimited Group, Inc., an entity controlled by Lisa Averbuch, in exchange for cash consideration of $58,000. These Promissory Notes are included as exhibits to this Annual Report.

Additionally, in September 2018, the company issued a Promissory Note to Gold Partners, and entity controlled by Lisa Averbuch, in exchange for cash consideration of $500. This Promissory Note is included as an exhibit to this Annual Report.

Director Independence

The company currently has one director, Lisa Averbuch. Ms. Averbuch is the control person of Global Services Unlimited Group, Inc., which owns 32.9% of the company’s Common Stock, and Kings Gate Management Inc., which owns 15.1% of the company’s Common Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended March 31, 2019 and 2018:

	For the Fiscal Years ended March 31
	2019	2018
Audit Fees (1)
Gillespie	$3,350	$-
BF Borgers (did not render any audit-related services for fiscal 2019 and 2018, respectively and, accordingly, did not bill for any such services)	1,500	-
Accounting Fees (2)
Frontline Accounting	3,800
VIP Accounting Solutions	1,650
Audit-related Fees (3)	4,757	3,146
Tax Fees (4)	-	-
All Other Fees (5)	3,000	-
Total	$18,057	$3,146

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for each fiscal year as indicated. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(3)	Accounting Fees - This category includes fees paid to accountants engaged by the company for maintenance of books and records of the company on a day to day basis.

(3)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(4)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(5)	All Other Fees - This category consists of fees for other miscellaneous items.

Audit Committee Pre-Approval Policies

We have not established an audit committee comprised of independent directors nor has it adopted any pre-approval policies.

ITEM 15. EXHIBITS, FINANICIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation
3.2	Certificate of Amendment to the Articles of Incorporation
3.3	Bylaws of the Registrant
10.1	Exchange Agreement between Celexus, Inc. and Bio Distribution, Inc.
10.2	Promissory Note Dated September 11, 2018 with Gold Partners
10.3	Promissory Note Dated January 17, 2019 with Global Services Unlimited Group
10.4	Promissory Note Dated January 28, 2019 with Global Services Unlimited Group
10.5	Promissory Note Dated February 27, 2019 with Global Services Unlimited Group
13.1	Quarterly Report Filed on Form 10-Q for the quarterly period ended December 31, 2018
31.1	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELEXUS, INC. FKA TELUPAY INTERNATIONAL, INC.

By	/s/ David Soto
David Soto, President
Celexus, Inc.

Date: July 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Soto
David Soto, President, Principal Financial Officer, Principal Accounting Officer
Date: July 15, 2019

/s/ Lisa Averbuch
Lisa Averbuch, Director
Date: July 15, 2019

