Form 10-Q
period 2019-06-30
Celexus, Inc
filed 2019-08-20
CIK 1355559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-52069

Celexus, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0466350
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8275 S. Eastern Ave. Suite 200
Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 702-675-8003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CXUS	OTCQB

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2019, the registrant had 16,538,457 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K filed on July 15, 2019.

Form 8-K filed on August 6, 2019.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but not exhaustive. New risk factors and uncertainties not described here or elsewhere in this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may emerge from time to time. Moreover, because we operate in a competitive and rapidly changing environment, it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements are also subject to the risks and uncertainties specific to the company including but not limited to the fact that we have limited operating history and have limited number of management and other staff. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

This Form 10-Q contains estimates and statistical data that we obtained from industry publications and reports. These publications generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information, and you are cautioned not to give undue weight to such estimates. Although we believe the publications are reliable, we have not independently verified their data. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

You should read this Form 10-Q and the documents that we reference and have filed as exhibits to this Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.

Should one or more of the risks or uncertainties described in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

CELEXUS, INC.

(formerly Telupay International, Inc.)

For the Three Months ending June 30, 2019

(Unaudited)

CELEXUS, INC.

5

CELEXUS, INC.
(formerly Telupay International, Inc.)
Balance Sheets (Unaudited)

	June 30,	March 31,
	2019	2019
ASSETS
Current assets
Cash in Bank	$16,168	$44,862
Total assets	$16,168	$44,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$7,086	$3,557
Related Party notes	$79,169	$58,500
Interest payable	$6,539	$5,802
Convertible Revolving Demand Note	$25,000	$25,000
Total current liabilities	$117,794	$92,859

Total liabilities	$117,794	$92,859

Commitments and contingencies

Stockholders' deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized, and 6,287,384 outstanding at June 30, 2019 and 6,287,384 June 30, 2018 respectively	$628,738	$565,865
Additional paid-in capital	$8,255,975	$8,318,848
Retained deficit	$(8,986,339)	$(8,932,710)
Total stockholders' deficit	$(101,626)	$(47,997)
Total liabilities and stockholders' deficit	$16,168	$44,862

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Operations (Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Revenue	$0	$0

Operating expense
Selling, general and administrative	$4,069	$600
Professional Fees	$48,825	$12
Total operating expense	$52,894	$612

Loss from operations	$(52,894)	$(612)

Other income (expense)
Gain on forgiveness of liabilities	$2	$0
Interest expense	$(737)	$(671)
Accretion of debt discount	$0	$0
Total other income (expense)	$(735)	$671)

Net loss	$(53,629)	$(1,283)

Basic and Diluted Loss per Common Share	$0	$0

Weighted average number of common shares outstanding - basic and diluted	6,287,184	6,287,184

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Stockholders' Deficit (Unaudited)					Total
	Common	Stock	Additional		Stockholders'
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit
Balance March 31, 2018	6,287,384	$628,738	$8,246,697	$(8,911,476.00)	$(36,041.00)
Related Party Gain on Extinguishment of Debt	—	—	9,278	—	9,278
Net loss for the year ended March 31, 2019	6,287,384		—	(21,234)	(21,234)
Balance, March 31, 2019	6,287,384	628,738	8,255,975	(8,932,710)	(47,997)

Net loss for Three months ended June 30, 2019	—	—	—	(53,629)	(53,629)
Balance, June 30, 2019	6,287,384	$628,738	$8,255,975	$(8,986,339)	$(101,626)

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Cash Flows (Unaudited)
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Cash flows from operating activities
Net loss	$(53,629)	$(1,283)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,529	612
Increase (decrease) in related party notes	20,669	—
Increase (decrease) in interest payable	737	671
Related party forgiveness of debt	—	—
Net cash flows used in operating activities	(28,694)	—

Cash flows from financing activities
Net cash flows from financing activities	—	—

Change in cash and cash equivalents	(28,694)	—

Cash and cash equivalents at beginning of period	44,862	—

Cash and cash equivalents at end of period	$16,168	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$—	$—

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.

(formerly Telupay International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2019, the Company had an accumulated deficit of $8,986,339. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

During the 3 Months ended June 30, 2019 and Year Ended March 31, 2019, the Company recognized $737 and $2,538 of interest expense related to the Convertible Debenture.

A shareholder who is a related party has loaned the corporation $58,500 as of March 31, 2019. The note bears no interest and is payable on demand.

Also see “Note 7” – Related Party Transactions.”

NOTE 4 – Common Stock

On December 10, 2018 it was RESOLVED by the board of director of the corporation that the name change of the corporation be changed to Celexus and that the outstanding shares of stock of the corporation be reverse split on a 1 for 90 basis without change to authorized shares. The name change and 1-90 reverse took place open of business April 9, 2019.

At June 30, 2019, the Company had 1,500,000,000 authorized shares of common stock with a par value of $0.001 per share and 6,287,384 shares of common stock outstanding.

During the year ended March 31, 2017, On January 18, 2017, in connection with the custodianship, the Company issued 400,000,000 shares to Barton hollow, LLC to satisfy and caused to be retired, the obligations of the Company. As a result the Company recognized stock compensation expense of $160,000 based on the closing stock price on January 18, 2017 of $0.004 per share.

On December 10, 2018 it was RESOLVED by the board of director of the corporation that the name change of the corporation be changed to Celexus and that the outstanding shares of stock of the corporation be reverse split on a 1 for 90 basis without change to authorized shares. The name change and 1-90 reverse took place open of business April 9, 2019. The 1-90 reverse split has been retroactively accounted for, accordingly.

NOTE 5 - Net Loss Per Share

During the years ended June 30, 2019 and 2018, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended June 30, 2019 and 2018:

	Three months Ended June 30, 2019	Three months Ended June 30, 2018

Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(53,629)	$(1,283)
Denominator:
Weighted average number of common shares outstanding	6,287,384	6,287,384
Basic and diluted EPS	$(0.01)	$(0.00)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible debt	6,539,005	3,011,097

NOTE 6 – Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On May 13, 2019 Celexus has entered into a definitive agreement by which it will acquire a related entity, HempWave f/k/a Bio Distributions, upon the completion of an appraisal satisfactory to management of both companies. On July 31, 2019 the Exchange Agreement between Celexus and Hempwave was Amended until January 3, 2020 subject to the conditions of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the quarterly period ended June 30, 2019 and fiscal year ended March 31, 2019 should be read in conjunction with our financial statements and the related notes, included in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

Celexus, Inc. is an acquisition, management and holding company for early stage businesses and technologies in the hemp industry. We intend to become a key supplier of high grade CBD hemp seeds and clones to international farmers entering the market. The quality, durability, performance and certification on hemp seeds and clones will determine their value. Our seeds will ultimately be bio-engineered to grow large, robust crops, durable to a wide range of weather and altitude and will contain some of the highest percentages of CBD on the market. Our genetic improvement strategy includes the following objectives:

•	High yield

•	Minimal male contamination

•	Premium market quality

•	Reliable low levels of THC content

•	Continual development of new improvements to our strains of hemp seeds and clones

We are committed to breeding strains of hemp that can maximize the profitability of the industrial hemp industry.

Results of Operations

The company has not yet begun its principal operations, and will not do so until completing its initial acquisition. As of the date of this quarterly report, the acquisition of HempWave has not yet been completed. As noted in our Form 8-K filed on August 6, 2019, we reached an agreement with HempWave to extend the time period to complete a due diligence review and appraisal of HempWave from July 31, 2019 to January 3, 2020.

For the quarterly period ended June 30, 2019 and fiscal year ended March 31, 2019, we did not record any revenue and our expenses were $52,894 and $18,445, respectively. The main driver of the increase in expenses was an increase in professional fees from $13,300 over the fiscal year ended March 31, 2019, to $48,825 for the quarter ended June 30, 2019. These fees were incurred as a result of compliance with Exchange Act reporting requirements, and preparation of a Form S-1, which was filed on August 2, 2019.

In addition, for the quarterly period ended June 30, 2019 and fiscal year ended March 31, 2019, we recorded selling, general, and administrative expenses of $4,069 and $5,145, respectively.

As a result of the foregoing, the company experienced a ness loss of $53.629 for the quarterly period ended June 30, 2019, as compared to a net loss of $21,234 for the fiscal year ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2019 we had $44,862 in current assets compared to $16,168 at June 30, 2019. These assets consisted entirely of cash deposited into our bank account, and the reduction was directly related to the increase in professional fees identified above. Current liabilities at March 31, 2019 totaled $92,859 compared to $117,794 at June 30, 2019, representing an increase of $24,935 in accounts payable and interest payable.

Our operations will not fully commence until we complete our acquisition of HempWave by fulfilling the Exchange Agreement with HempWave prior to the end of the review period, which was extended until January 3, 2020 by mutual consent and amendment of the Exchange Agreement. Pursuant to the Exchange Agreement and subsequent amendment, we will issue Common Stock in the amount of $13,000,000 to HempWave as compensation, with the number of shares calculated by an independent appraisal. Over the course of the current fiscal year ending March 31, 2020, we intend to explore various fundraising methods available to us to replenish the company’s cash reserves and to expand its operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected to not provide quantitative and qualitative disclosures about market risk in accordance with Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the company’s President concluded that our disclosure controls and procedures included material weaknesses as described below.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at June 30, 2019:

●	We have a lack of proper segregation of duties. Management is dominated by a single individual without adequate compensating controls.

●	Our internal control structure lacks multiple levels of review and oversight; and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors included in the Form 10-K for the fiscal year ended March 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

August 19, 2019	Celexus, Inc.
Date	Registrant

By: /s/ David Soto
David Soto President

