Form 10-K/A
period 2019-03-31
Celexus, Inc
filed 2019-10-03
CIK 1355559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The Company is heavily regulated including licensing as noted above and federal and state law. The Farm Bill of 2018 eliminated much of that regulation by removing Hemp as a federally banned substance.

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

We may not complete the acquisition of HempWave. In the event that the acquisition with HempWave fails to close, the Company currently has limited alternative options for operations going forward.

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

Our officers and directors have limited public company experience. Our officers and directors have limited public company experience and as such are likely to experience more difficulty in the reporting and running of the Company than an experience management team would have.

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

Risks related to the Acquisition of HempWave

Laws and regulations affecting the hemp industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal hemp laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may have difficulty using bankruptcy courts due to our involvement in the hemp industry. We have no current plans and no current need to seek bankruptcy protection. However, in the event we ever need to seek bankruptcy protection, we may have difficulty accessing bankruptcy courts considering our involvement in the hemp industry. In September 2014, the U.S. Bankruptcy Court in Denver, Colorado, in the matter of In re Frank Arenas and Sarah Arenas, 14-11406-HRT (Bankr. D. Co. 2014), denied bankruptcy protection to the individuals in the business of growing and storing marijuana in a commercial building in Denver, Colorado. The building had been partially leased to a corporate entity that operated a marijuana dispensary. The U.S. Bankruptcy Court ruled that, although the activities of Mr. and Mrs. Arenas were legal under Colorado law, they were violating the federal Controlled Substances Act. The U.S. Bankruptcy Court denied protection to the debtors under both bankruptcy liquidation and reorganization because marijuana is illegal under federal law. Therefore, even though we are not in the business of growing, and storing or selling marijuana, in the event we ever need to seek protection under the bankruptcy laws, our involvement in the hemp industry may prevent us from obtaining such relief.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this annual report, Celexus, Inc. does not own or lease any property other than its office space at 8275 S. Eastern Ave. Suite 200, Las Vegas, NV 89123.

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

We expect to generate operating losses and experience negative cash flows for the immediate future and it is uncertain if we will achieve future profitability. We may not have enough funds to sustain the business until it becomes profitable. The company needs $500,000 for additional capital in order to fund operations through, at a minimum, the next 12 months.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon this evaluation, the company’s President concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below.

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

The assessment included a review of current personnel of the company, its activities since reconstituting operations in October 2018, and anticipated future activities of the company. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at March 31, , 2019:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 28, 2019, certain information concerning the beneficial ownership of our Common Stock by: (i) each stockholder known by us to own beneficially 5% or more of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership:

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Global Services Unlimited Group, Inc.*	5,444,445 shares of Common Stock	32.9%

Common Stock	David Soto	100,000 shares of Common Stock	0.6%

Common Stock	Lisa Averbuch	500,000 shares of Common Stock	3.0%

Common Stock	Kings Gate Management Inc.*	2,5000,000 shares of Common Stock	15.1%

Common Stock	Andre Missell	2,500,000 shares of Common Stock	15.1%

Common Stock	European Trade Partners LLC	1,000,000 shares of Common Stock	6.0%

Common Stock	Wenxin Cou	1,000,000 shares of Common Stock	6.0%

Common Stock	All executive officers, directors, and beneficial ownership thereof as a group *	8,544,445	51.7%

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

ITEM 15. EXHIBITS, FINANICIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation*
3.2	Certificate of Amendment to the Articles of Incorporation*
3.3	Bylaws of the Registrant*
10.1	Exchange Agreement between Celexus, Inc. and Bio Distribution, Inc.*
10.2	Promissory Note Dated September 11, 2018 with Gold Partners*
10.3	Promissory Note Dated January 17, 2019 with Global Services Unlimited Group*
10.4	Promissory Note Dated January 28, 2019 with Global Services Unlimited Group*
10.5	Promissory Note Dated February 27, 2019 with Global Services Unlimited Group*
13.1	Quarterly Report Filed on Form 10-Q for the quarterly period ended December 31, 2018*
31.1	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Previously filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELEXUS, INC. FKA TELUPAY INTERNATIONAL, INC.

By	/s/ David Soto
David Soto, President
Celexus, Inc.

Date: October 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Soto
David Soto, President, Principal Financial Officer, Principal Accounting Officer
Date: October 3, 2019

/s/ Lisa Averbuch
Lisa Averbuch, Director
Date: October 3, 2019

