Form 10-Q/A
period 2019-06-30
Celexus, Inc
filed 2019-10-28
CIK 1355559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K filed on July 15, 2019.

Form 8-K filed on August 6, 2019.

Explanatory Note

This amendment is being filed in response to questions 9-14 of the comment letter received on October 10th, 2019 from the SEC.

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

Financial Statements

CELEXUS, INC.

(formerly Telupay International, Inc.)

For the Three Months ending June 30, 2019

(Unaudited)

CELEXUS, INC.

5

CELEXUS, INC.
(formerly Telupay International, Inc.)
Balance Sheets (Unaudited)

	June 30,	March 31,
	2019	2019
ASSETS
Current assets
Cash in Bank	$16,168	$44,862
Total assets	$16,168	$44,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$7,086	$3,557
Related Party notes	$79,169	$58,500
Interest payable	$6,539	$5,802
Convertible Revolving Demand Note	$25,000	$25,000
Total current liabilities	$117,794	$92,859

Total liabilities	$117,794	$92,859

Commitments and contingencies

Stockholders' deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized, and 69,859 outstanding at June 30, 2019 and 6,28769 June 30, 2018 respectively	$628,738	$565,865
Additional paid-in capital	$8,255,975	$8,318,848
Retained deficit	$(8,986,339)	$(8,932,710)
Total stockholders' deficit	$(101,626)	$(47,997)
Total liabilities and stockholders' deficit	$16,168	$44,862

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Operations (Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Revenue	$0	$0

Operating expense
Selling, general and administrative	$4,069	$600
Professional Fees	$48,825	$12
Total operating expense	$52,894	$612

Loss from operations	$(52,894)	$(612)

Other income (expense)
Gain on forgiveness of liabilities	$2	$0
Interest expense	$(737)	$(671)
Accretion of debt discount	$0	$0
Total other income (expense)	$(735)	$671)

Net loss	$(53,629)	$(1,283)

Basic and Diluted Loss per Common Share	$0	$0

Weighted average number of common shares outstanding - basic and diluted	6,287,184	6,287,184

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Stockholders' Deficit (Unaudited)					Total
	Common	Stock	Additional		Stockholders'
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit
Balance March 31, 2018	69,859	$628,738	$8,246,697	$(8,911,476.00)	$(36,041.00)
Related Party Gain on Extinguishment of Debt	—	—	9,278	—	9,278
Net loss for the year ended March 31, 2019	69,859		—	(21,234)	(21,234)
Balance, March 31, 2019	69,859	628,738	8,255,975	(8,932,710)	(47,997)

Net loss for Three months ended June 30, 2019	—	—	—	(53,629)	(53,629)
Balance, June 30, 2019	69,859	$628,738	$8,255,975	$(8,986,339)	$(101,626)

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

A shareholder who is a related party has loaned the corporation $58,500 as of March 31, 2019 and an additional $20,669 through June 20, 2019. The note bears no interest and is payable on demand.

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

October 28, 2019	Celexus, Inc.
Date	Registrant

By: /s/ Lisa Averbuch
Lisa Averbuch President

