Form 10-Q
period 2019-09-30
Celexus, Inc
filed 2020-01-27
CIK 1355559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of January 24, 2020, the registrant had 6,288,457 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K filed on July 15, 2019.

Form 8-K filed on August 6, 2019.

2

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

4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

CELEXUS, INC.

(formerly Telupay International, Inc.)

For the Six Months ending September 30, 2019

(Unaudited)

CELEXUS, INC.

6

Celexus, Inc.

(formerly Telupay International, Inc.)

Balance Sheets (Unaudited)

	September 30, 2019	March 31, 2019
Assets
Current assets
Cash in bank	$16,168	$44,862
Total current assets	16,168	44,862
Total assets	$16,168	$44,862

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$7,086	$3,557
Related party notes payable	79,169	58,500
Interest payable	7,303	5,802
Convertible revolving demand note	25,000	25,000
Total current liabilities	118,558	92,859
Total liabilities	118,558	92,859

Commitments and contingencies	—	—

Stockholders' Deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized; 6,288,457 shares issued and outstanding	6,288	6,288
Additional paid-in capital	8,878,425	8,878,425
Retained deficit	(8,987,103)	(8,932,710)
Total stockholders' deficit	(102,390)	(47,997)
Total liabilities and stockholders' deficit	$16,168	$44,862

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

(formerly Telupay International, Inc.)

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$—	$—	$—	$—

Operating expenses
Selling, general and administrative	—	600	4,069	1,200
Professional fees	—	36	48,825	48
Total operating expenses	—	636	52,894	1,248

Loss from operations	—	(636)	(52,894)	(1,248)

Other income (expenses)
Gain on forgiveness of liabilities	—	—	2	—
Interest expense	(764)	(695)	(1,501)	(1,366)
Accretion of debt discount	—	—	—	—
Total other income (expenses)	(764)	(695)	(1,499)	(1,366)

Net loss	$(764)	$(1,331)	$(54,393)	$(2,614)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	6,288,457	6,288,457	6,288,457	6,288,457

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

(formerly Telupay International, Inc.)

Statements of Stockholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2019	6,288,457	$6,288	$8,878,425	$(8,932,710)	$(47,997)
Net loss for the period	—	—	—	(53,629)	(53,629)
Balance, June 30, 2019	6,288,457	6,288	8,878,425	(8,986,339)	(101,626)
Net loss for the period	—	—	—	(764)	(764)
Balance, September 30, 2019	6,288,457	$6,288	$8,878,425	$(8,987,103)	$(102,390)

Balance, March 31, 2018	6,288,457	$6,288	$8,869,147	$(8,911,476)	$(36,041)
Net loss for the period	—	—	—	(1,283)	(1,283)
Balance, June 30, 2018	6,288,457	6,288	8,869,147	(8,912,759)	(37,324)
Net loss for the period	—	—	—	(1,331)	(1,331)
Balance, September 30, 2018	6,288,457	$6,288	$8,869,147	$(8,914,090)	$(38,655)

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

(formerly Telupay International, Inc.)

Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30, 2019	September 30, 2019
Cash flows from operating activities:
Net loss	$(54,393)	$(2,614)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,529	1,248
Increase (decrease) in related party notes	20,669	—
Increase (decrease) in interest payable	1,501	1,366
Net cash flows used in operating activities	(28,694)	—
Cash flows from investing activities:
Net cash flows from investing activities	—	—
Cash flows from financing activities:
Net cash flows from financing activities	—	—
Change in cash and cash equivalents	(28,694)	—
Cash and cash equivalents, beginning of period	44,862	—
Cash and cash equivalents, end of period	$16,168	$—
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

(formerly Telupay International, Inc.)

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended September 30, 2019

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit of $8,987,103. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash

Cash includes amounts held in bank accounts. The Company has no amounts deposited with financial institutions in excess of federally insured limits.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

During the Six Months ended September 30, 2019 and 2018, the Company recognized $1,501 and $1,366 of interest expense related to the Convertible Debenture.

A shareholder who is a related party has loaned the corporation $58,500 as of March 31, 2019 and an additional $20,669 through September 30, 2019. The note bears no interest and is payable on demand.

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

At September 30, 2019, the Company had 1,500,000,000 authorized shares of common stock with a par value of $0.001 per share and 6,287,384 shares of common stock outstanding.

NOTE 5 - Net Loss Per Share

During the six months ended September 30, 2019 and 2018, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the six months ended September 30, 2019 and 2018:

	Six months Ended September 30, 2019	Six months Ended September 30, 2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(54,393)	$(2,614)
Denominator:
Weighted average number of common shares outstanding	6,288,457	6,288,457
Basic and diluted EPS	$(0.01)	$(0.00)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible debt	32,303,000	30,802,000

NOTE 6 – Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On May 13, 2019, Celexus has entered into a definitive agreement by which it will acquire a related entity, HempWave f/k/a Bio Distributions, upon the completion of an appraisal satisfactory to management of both companies. On July 31, 2019 the Exchange Agreement between Celexus and Hempwave was Amended until January 3, 2020 subject to the conditions of the agreement. During December 2019 the date of the merger completion was subsequently changed to May 31, 2020 or sooner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the quarterly period ended September 30, 2019 and fiscal year ended March 31, 2019 should be read in conjunction with our financial statements and the related notes, included in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

The company has not yet begun its principal operations, and will not do so until completing its initial acquisition. As of the date of this quarterly report, the acquisition of HempWave has not yet been completed. As noted in our Form 8-K filed on August 6, 2019, we reached an agreement with HempWave to extend the time period to complete a due diligence review and appraisal of HempWave from July 31, 2019 to January 3, 2020. During December 2019 the date of the merger completion was subsequently changed to May 31, 2020 or sooner.

Three Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018	Change
Revenues	$—	$—	$—
Operating Expenses	—	636	(636)
Loss from Operations	—	(636)	636
Interest Expenses	(794)	(695)	(99)
Total Other Income (Expenses)	(794)	(695)	(99)
Net Loss	$(794)	$(1,331)	$537

For the three months ended September 30, 2019 and 2018, we did not record any revenue and our operating expenses were $0 and $636, respectively.

In addition, for the three months ended September 30, 2019 and 2018, we recorded interest expenses of $794 and $695, respectively.

As a result of the foregoing, the company experienced a ness loss of $794 for the three months ended September 30, 2019, as compared to a net loss of $1,331 for the three months ended September 30, 2018.

Six Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018	Change
Revenues	$—	$—	$—
Operating Expenses	52,894	1,248	51,646
Loss from Operations	(52,894)	(1,248)	(51,646)
Gain on Forgiveness of Liabilities	2	—	2
Interest Expenses	(1,501)	(1,366)	(135)
Total Other Income (Expenses)	(1,499)	(1,366)	(133)
Net Loss	$(54,393)	$(2,614)	$(51,779)

For the six months ended September 30, 2019 and 2018, we did not record any revenue and our operating expenses were $52,894 and $1,248, respectively. The increase was due to professional fee incurred in the effort to get the Company’s filings current.

In addition, for the six months ended September 30, 2019 and 2018, we recorded interest expenses of $1,501 and $1,366, respectively.

As a result of the foregoing, the company experienced a ness loss of $54,393 for the six months ended September 30, 2019, as compared to a net loss of $2,614 for the six months ended September 30, 2018.

Liquidity and Capital Resources

At March 31, 2019 we had $44,862 in current assets compared to $16,168 at September 30, 2019. These assets consisted entirely of cash deposited into our bank account, and the reduction was directly related to the increase in professional fees identified above. Current liabilities at March 31, 2019 totaled $92,859 compared to $118,558 at September 30, 2019, representing an increase of $25,699 in accounts payable and interest payable.

Our operations will not fully commence until we complete our acquisition of HempWave by fulfilling the Exchange Agreement with HempWave prior to the end of the review period, which was extended until May 31, 2020 by mutual consent and amendment of the Exchange Agreement. Pursuant to the Exchange Agreement and subsequent amendment, we will issue Common Stock in the amount of $13,000,000 to HempWave as compensation, with the number of shares calculated by an independent appraisal. Over the course of the current fiscal year ending March 31, 2020, we intend to explore various fundraising methods available to us to replenish the company’s cash reserves and to expand its operations.

The company has significant net operating loss carryforwards that may offset future tax expenses. For the fiscal year ended March 31, 2019, the company had a net operating loss carryforward of $5,812,118, which could be used to defer up to $1,220,545 of federal tax expenses at a 21% statutory tax rate.

Our operations will not fully commence until we complete our acquisition of HempWave by fulfilling the Exchange Agreement with HempWave prior to May 31, 2020. Pursuant to the Exchange Agreement, we will issue Common Stock in the amount of $13,000,000 to HempWave as compensation. Over the course of the current fiscal year ending March 31, 2020, we intend to explore various fundraising methods available to us to replenish the company’s cash reserves and to expand its operations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the company’s President concluded that our disclosure controls and procedures included material weaknesses as described below.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at September 30, 2019:

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

Celexus, Inc.
Date: January 27, 2020	Registrant

By: /s/ Lisa Averbuch
Lisa Averbuch President

