Form 10-K/A
period 2019-03-31
Celexus, Inc
filed 2020-03-12
CIK 1355559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT #2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52069

Celexus, Inc. fka Telupay International, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0466350
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1695 Chabot Drive, Suite 200
Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 702-747-7305

8275 S. Eastern Ave, Suite 200

Las Vegas, NV 89123

(Former Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2019, as filed with the Securities and Exchange Commission on July 15, 2019, and  is being filed in response to the SEC Comment letter dated October 10, 2019. The Company has updated its contact information, added disclosures in regards to its business plans, exchange agreement, related parties as well as adjustments to the financial disclosures.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on July 15, 2019.

2

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

Exchange Agreement

In February 2019, the Company signed an exchange agreement (“Agreement”) with HempWave, Inc., a company in common control of Lisa Averbuch our CFO and Director. We have targeted HempWave, Inc., as it is currently operating in the hemp industry and is farming high quality hemp in Arizona and as such we believe that it would be a great addition to our Company and would allow us to further achieve our business objectives. We expect the proposed HempWave acquisition to be a key part of establishing the company as a leader in the hemp industry. The acquisition agreement that was executed in February 2019, is expected to be fully consummated by May 31, 2020 or sooner, providing all due diligence and market analysis confirms that moving forward will be beneficial to the company and its shareholders.

The Agreement entails that the Company will acquire 100% of the outstanding shares of HempWave (formerly Bio Distribution, Inc.) in exchange for $13,000,000 worth of common stock of the Company based on a fair market appraisal valuation and $1. The Company desires this exchange to qualify as a reorganization under the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. There is a 90 day due diligence period in the Agreement during which time either party may terminate the Agreement without further liability.

Termination

This Agreement may be terminated and abandoned at any time prior to the Effective Time of the Exchange:

(a)   by mutual written consent of CELE and the Company;

(b)  by either CELE or the Company if any Governmental Entity shall have issued an order, decree or ruling or taken any other action permanently enjoining, restraining or otherwise prohibiting the Exchange and such order, decree, ruling or other action shall have become final and non-appealable;

(c)   by either CELE or the Company if the Exchange shall not have been consummated on or before July 31, 2018 (other than as a result of the failure of the party seeking to terminate this Agreement to perform its obligations under this Agreement required to be performed at or prior to the Effective Time.);

(d)  by CELE, if a material adverse change shall have occurred relative to the Company (and not curable within thirty (30) days);

(e)   by the Company if a material adverse change shall have occurred relative to CELE (and not curable within thirty (30) days);

(f)   by CELE, if the Company willfully fails to perform in any material respect any of its material obligations under this Agreement; or

(g)  by the Company, if CELE willfully fails to perform in any material respect any of its obligations under this Agreement.

Extension; Waiver

Subject to Section 6.01(c), at any time prior to the Effective Time, the Parties may (a) extend the time for the performance of any of the obligations or other acts of the other Parties, (b) waive any inaccuracies in the representations and warranties contained in this Agreement or in any document delivered pursuant to this Agreement, or (c) waive compliance with any of the agreements or conditions contained in this Agreement. Any agreement on the part of a party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of such rights.

The foregoing descriptions of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of such agreements, which is filed as Exhibit 10.1 on our Annual Report on Form 10-K, respectively, each of which are incorporated herein by reference.

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

Hemp Industry Regulations

Our business is dependent on laws pertaining to the Hemp industry, while the industry faces strong opposition the regulations have begun to change in the favor of the company. With the Farm Bill of 2018, industrial Hemp is now legal on a federal level therefore much easier to manage and run the daily operations on a national scale.

The 2018 Farm Bill allows for the interstate sale and transfer of hemp-derived products for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. The Farm Bill ensures that any cannabinoid—components of CBD —that is derived from hemp will be legal, if that hemp is produced in a manner consistent with the Farm Bill, associated federal regulations, associated state regulations, and by a licensed grower as defined in the Farm Bill.

As more regulations begin to take shape, it is the belief of the company that the operations of the business on an administrative level will become less cumbersome and help to stream line the speed of implementing new products, procedures and strategic partnerships.

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

Our proposed business is dependent on laws pertaining to the Hemp industry. Continued development of the Hemp industry is dependent upon continued legislative authorization of Hemp at the state level. Any number of factors could slow or halt progress in this area. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of Hemp, which would negatively impact our proposed business.

Further, and while we do not intend to harvest, distribute or sell cannabis, if we lease buildings to growers of Hemp we could be deemed to be participating in Hemp cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

The Hemp industry faces strong opposition. It is believed by many that large well-funded businesses may have a strong economic opposition to the Hemp industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical Hemp will likely adversely impact the existing market for the current “Hemp pill” sold by mainstream pharmaceutical companies. Further, the medical Hemp industry could face a material threat from the pharmaceutical industry, should Hemp displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical Hemp movement. Any inroads the pharmaceutical industry could make in halting or impeding the Hemp industry could have a detrimental impact on our proposed business.

Laws and regulations affecting the medical Hemp industry are constantly changing, which could detrimentally affect our proposed operations. Laws and regulations affecting the medical Hemp industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical Hemp laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The Farm Bill recently passed, and undeveloped shared state-federal regulations over hemp cultivation and production may impact our business.

The Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known at this time and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by the states and the USDA, may materially limit our business depending upon the scope of the regulations.

Even though, relative to our hemp business activities, we do not cultivate, process, market or distribute Marijuana products or any products that contain THC above 0.3%, some of our suppliers and customers for our hemp business may in the future engage in such activities. Cannabis, as not strictly defined in the 2018 Farm Bill, is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of cannabis, as not strictly defined in the 2018 Farm Bill, has been legalized, its use remains a violation of federal law. A Schedule I controlled substance is defined as a substance that has currently no accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

Laws and regulations affecting our industry to be developed under the Farm Bill are in development

As a result of the Farm Bill’s recent passage, there will be a constant evolution of laws and regulations affecting the hemp industry that could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

The approach to the enforcement of cannabis laws may be subject to change, which creates uncertainty for our business.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, as not strictly defined in the 2018 Farm Bill, investments in, and the operations of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our operations. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The possible FDA Regulation of hemp and industrial hemp derived CBD, and the possible registration of facilities where hemp is grown and CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition

The Farm Bill established that hemp containing less the 0.3% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. Further, the FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp derived CBD. In this hypothetical event, our powdered drink products, which we plan to introduce will likely contain CBD and may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration, as may be prescribed by the FDA, we may be unable to continue to operate segments of our business.

Effect of existing or probable governmental regulations relating to CBD products.

A majority of state governments in the United States have legalized the growing, production, and use of CBD. However, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain CBD extractions fall within the definition of marijuana, and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970, as amended. Thus, the cannabis industry, including companies which sell products containing CBD, faces very uncertain regulation by the federal government. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is nonetheless the potential that the federal government may at any time choose to begin enforcing its laws against the manufacturing, possession, or use of cannabis-based products such as CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. Furthermore, it is possible that the federal government that will be directly applicable to our business as a result of our sale of products containing CBD. In the event the federal government was to tighten its regulation of the industry, the Company would likely suffer material adverse effect on its business, including substantial losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this annual report, Celexus, Inc. does not own or lease any property other than its office space at 4695 Chabot Drive, Suite 200, Pleasanton, CA 94588.

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

There is a limited public market for our common shares, which are quoted on the OTC Markets under the symbol “CXUS.” Over the past 52 weeks, which includes time in which the company was not operational, our stock price has demonstrated a quotation range of $0.135 to $1.953. We note that such over-the-counter market quotations reflect inter-dealer prices. Such prices do include retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. As a result, this over-the-counter quotation information may contain stock price information that differs materially from the price that an investor would pay at or around the time of such quotation. We also note that trading in stocks quoted on the OTC Markets and OTCPink ATS is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Overview

We intend to become a key supplier of high grade CBD hemp seeds and clones to international farmers entering the market. The quality, durability, performance and certification on hemp seeds and clones will determine their value. Our seeds will ultimately be bio-engineered to grow large, robust crops, durable to a wide range of weather and altitude and contain some of the highest percentages of CBD on the market. Our genetic improvement strategy includes the following objectives:

•	Creating High yield CBD producing Hemp

•	Minimal male contamination in our Hemp seeds

•	Premium market quality of our Hemp and CBD products

•	Reliable low levels of THC content in our grown Hemp

•	Continual development of new improvements to our strains of hemp seeds and clones

We are committed to breeding strains of hemp that can maximize the profitability of the industrial hemp industry.

In February 2019, the Company signed an exchange agreement (“Agreement”) with HempWave, Inc., a company in common control of Lisa Averbuch our CFO and Director. We have targeted HempWave, Inc., as it is currently operating in the hemp industry and is farming high quality hemp in Arizona and as such we believe that it would be a great addition to our Company and would allow us to further achieve our business objectives. We expect the proposed HempWave acquisition to be a key part of establishing the company as a leader in the hemp industry. The acquisition agreement that was executed in February 2019, is expected to be fully consummated by May 31, 2020 or sooner, providing all due diligence and market analysis confirms that moving forward will be beneficial to the company and its shareholders.

The Agreement entails that the Company will acquire 100% of the outstanding shares of HempWave (formerly Bio Distribution, Inc.) in exchange for $13,000,000 worth of common stock of the Company based on a fair market appraisal valuation and $1. The Company desires this exchange to qualify as a reorganization under the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. There is a 90 day due diligence period in the Agreement during which time either party may terminate the Agreement without further liability.

Termination

This Agreement may be terminated and abandoned at any time prior to the Effective Time of the Exchange:

(a)   by mutual written consent of CELE and the Company;

(b)  by either CELE or the Company if any Governmental Entity shall have issued an order, decree or ruling or taken any other action permanently enjoining, restraining or otherwise prohibiting the Exchange and such order, decree, ruling or other action shall have become final and non-appealable;

(c)   by either CELE or the Company if the Exchange shall not have been consummated on or before July 31, 2018 (other than as a result of the failure of the party seeking to terminate this Agreement to perform its obligations under this Agreement required to be performed at or prior to the Effective Time.);

(d)  by CELE, if a material adverse change shall have occurred relative to the Company (and not curable within thirty (30) days);

(e)   by the Company if a material adverse change shall have occurred relative to CELE (and not curable within thirty (30) days);

(f)   by CELE, if the Company willfully fails to perform in any material respect any of its material obligations under this Agreement; or

(g)  by the Company, if CELE willfully fails to perform in any material respect any of its obligations under this Agreement.

Extension; Waiver

Subject to Section 6.01(c), at any time prior to the Effective Time, the Parties may (a) extend the time for the performance of any of the obligations or other acts of the other Parties, (b) waive any inaccuracies in the representations and warranties contained in this Agreement or in any document delivered pursuant to this Agreement, or (c) waive compliance with any of the agreements or conditions contained in this Agreement. Any agreement on the part of a party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of such rights.

The foregoing descriptions of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of such agreements, which is filed as Exhibit 10.1 on our Annual Report on Form 10-K, respectively, each of which are incorporated herein by reference.

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

F-14

CELEXUS, INC.

F-15

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

July 15, 2019

CELEXUS, INC.
(formerly Telupay International, Inc.)
Balance Sheets

	March 31,
	2019	2018
ASSETS
Current assets
Cash in Bank	$44,862
Total assets	$44,862	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$3,557	$8,030
Related party advances	$58,500	$0
Interest payable – related party	$5,802	$3,011
Convertible revolving demand note – related party	$25,000	$25,000
Total current liabilities	$92,859	$36,041

Total liabilities	$92,859	$36,041

Commitments and contingencies

Stockholders' deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized, and 565,864,527 outstanding at March 31, 2019 and 2018, respectively	$565,865	$565,865
Additional paid-in capital	$8,318,848	$8,309,570
Retained deficit	$(8,932,710)	$(8,911,476)
Total stockholders' deficit	$(47,997)	$(36,041)
Total liabilities and stockholders' deficit	$44,862	$0

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

In February 2019, the Company signed an exchange agreement (“Agreement”) with HempWave, Inc., a company in common control of Lisa Averbuch our CFO and Director. We have targeted HempWave, Inc., as it is currently operating in the hemp industry and is farming high quality hemp in Arizona and as such we believe that it would be a great addition to our Company and would allow us to further achieve our business objectives. We expect the proposed HempWave acquisition to be a key part of establishing the company as a leader in the hemp industry. The acquisition agreement that was executed in February 2019, is expected to be fully consummated by May 31, 2020 or sooner, providing all due diligence and market analysis confirms that moving forward will be beneficial to the company and its shareholders.

The Agreement entails that the Company will acquire 100% of the outstanding shares of HempWave (formerly Bio Distribution, Inc.) in exchange for $13,000,000 worth of common stock of the Company based on a fair market appraisal valuation and $1. The Company desires this exchange to qualify as a reorganization under the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. There is a 90 day due diligence period in the Agreement during which time either party may terminate the Agreement without further liability.

Termination

This Agreement may be terminated and abandoned at any time prior to the Effective Time of the Exchange:

(a)   by mutual written consent of CELE and the Company;

(b)  by either CELE or the Company if any Governmental Entity shall have issued an order, decree or ruling or taken any other action permanently enjoining, restraining or otherwise prohibiting the Exchange and such order, decree, ruling or other action shall have become final and non-appealable;

(c)   by either CELE or the Company if the Exchange shall not have been consummated on or before July 31, 2018 (other than as a result of the failure of the party seeking to terminate this Agreement to perform its obligations under this Agreement required to be performed at or prior to the Effective Time.);

(d)  by CELE, if a material adverse change shall have occurred relative to the Company (and not curable within thirty (30) days);

(e)   by the Company if a material adverse change shall have occurred relative to CELE (and not curable within thirty (30) days);

(f)   by CELE, if the Company willfully fails to perform in any material respect any of its material obligations under this Agreement; or

(g)  by the Company, if CELE willfully fails to perform in any material respect any of its obligations under this Agreement.

Extension; Waiver

Subject to Section 6.01(c), at any time prior to the Effective Time, the Parties may (a) extend the time for the performance of any of the obligations or other acts of the other Parties, (b) waive any inaccuracies in the representations and warranties contained in this Agreement or in any document delivered pursuant to this Agreement, or (c) waive compliance with any of the agreements or conditions contained in this Agreement. Any agreement on the part of a party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of such rights.

The foregoing descriptions of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of such agreements, which is filed as Exhibit 10.1 on our Annual Report on Form 10-K, respectively, each of which are incorporated herein by reference.

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

Prior to the Company filing the Form 10 General Form for Registration of Securities on February 5, 2019, this revolving demand note was acquired by European Trade Partners, LLC as part of the change in majority ownership. European Trade Partners, LLC is a related party under the control of Lisa Averbuch, the Company’s major shareholder, member of the board of directors and president.

European Trade Partners, LLC has advanced the corporation an additional amount of $58,500 as of March 31, 2019. The advances bear no interest and are payable on demand.

Also see Note 7 – Related Party Transactions.

NOTE 4 – Common Stock

At March 31, 2019, the Company had 1,500,000,000 authorized shares of common stock with a par value of $0.001 per share and 6,288,457 shares of common stock outstanding.

During the year ended March 31, 2017, On January 18, 2017, in connection with the custodianship, the Company issued 4,444,445 shares to Barton Hollow, LLC to satisfy and caused to be retired, the obligations of the Company. As a result, the Company recognized stock compensation expense of $160,000 based on the closing stock price on January 18, 2017 of $0.036 per share.

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

During the year ended March 31, 2019 and 2018, European Trade Partners, LLC, a related entity, has made advances to the corporation in the amount of $58,500 and $0 respectively.

Also see Note 3 – Debt – Related Party.

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

As of May 20, 2019, Lisa Averbuch has resigned as President of Celexus, Inc. Ms. Averbuch will continue to serve as Director of the Company and maintains the authority to vote shares of the Company’s majority shareholder, Global Services Unlimited Group, Inc.

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

Our Board of Directors participated in, and approved the decision to, change independent accountants. Through the reporting periods ended March 31, 2017 and March 31, 2018, there have been no disagreements with Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gillespie would have caused them to make reference thereto in their report on the financial statements. Through the interim period to March 27, 2019 (the date of termination of Gillespie), there have been disagreements with Gillespie on accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements were not resolved and resulted in the company terminating Gillespie and retaining another accountant. Specifically, despite repeated requests from Gillespie, the company did not provide a basis for the valuation of a $13,000,000 contractual acquisition in the subsequent events in the December 31, 2018 review as none were available at that time, as the company was (and is still in the process) of undertaking a due diligence review of the acquisition target, and the acquisition had not yet been consummated.

We have authorized Gillespie to respond fully to the inquiries of the successor accountant.

During the periods ended March 31, 2017 and March 31, 2018, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to Gillespie prior to the date of the filing of the Current Report on Form 8-K and requested that Gillespie furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. Gillespie has refused to provide such letter.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Directors & Executive Officers
David Soto	52	President, CEO
Lisa Averbuch	65	CFO, Treasurer, Secretary, Director
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

Lisa Averbuch, Director

Ms. Lisa Averbuch has been a Director of Celexus, Inc. since October 2018. Up until May 2019, she also served as our President. Prior to and concurrently with Celexus, Ms. Averbuch has provided executive leadership to multiple companies, including Energy Conversion Services, Inc., for which she has served as President and Director beginning in 2017, as well as Triton Acquisitions Company and Gold Standard mining Company, which she joined in 2019. Prior to these roles, Ms. Averbuch founded Loft Liquors in 2006. Loft Liquors was the first organic, fresh fruit Liquor company in the United States, which was sold in 2010. Ms. Averbuch, holds a Bachelor’s degree in Hospitality Administration from Boston University in Boston Massachusetts.

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

			(a)	(b)	(c)
				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Lisa Averbuch, CFO, Secretary, Director	2018 2019	$0 0	$0 0	$0 0	$0 0	$0 0
David Soto, President	2018 2019	$0 0	$0 0	$0 0	$0 0	$0 0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 28, 2019, certain information concerning the beneficial ownership of our Common Stock by: (i) each stockholder known by us to own beneficially 5% or more of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership:

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Global Services Unlimited Group, Inc.*	5,444,445 shares of Common Stock	32.9%

Common Stock	David Soto	100,000 shares of Common Stock	0.6%

Common Stock	Lisa Averbuch	500,000 shares of Common Stock	3.0%

Common Stock	Kings Gate Management Inc.*	2,5000,000 shares of Common Stock	15.1%

Common Stock	Andre Missell	2,500,000 shares of Common Stock	15.1%

Common Stock	European Trade Partners LLC*	1,000,000 shares of Common Stock	6.0%

Common Stock	Wenxin Cou	1,000,000 shares of Common Stock	6.0%

Common Stock	All executive officers, directors, and beneficial ownership thereof as a group *	9,544,445	57.7%

* Lisa Averbuch is the control person of Global Services Unlimited Group, Inc., Kings Gate Management Inc. and European Trade Partners, LLC.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

The mailing address for all stockholders referenced in the chart above is 4695 Chabot Drive, Suite 200, Pleasanton, CA 94588.

The company has not instituted any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and Director Independence

In February 2019, the company and Bio Distribution, Inc., now operating as HempWave, executed the Exchange Agreement included as Exhibit 10.1 to our Annual report which was filed with the SEC on July 15, 2019, which provides for the acquisition of HempWave as a wholly owned subsidiary of the company. In exchange for the currently issued shares of HempWave, the company will issue shares of common stock of the company valued at $13,000,000. This acquisition is a related party transaction as both the company and HempWave have common majority ownership and management. The company intends to complete the acquisition following the completion of a due diligence review of HempWave before July 31, 2019. This Exchange Agreement is included as an exhibit to this Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended March 31, 2019 and 2018:

	For the Fiscal Years ended March 31,
	2019	2018
Audit Fees (1)
Gillespie	$-	$3,350
BF Borgers	1,500	-
Accounting Fees (2)
Frontline Accounting	3,800
VIP Accounting Solutions	1,650
Audit-related Fees (3)	4,757	3,146
Tax Fees (4)	-	-
All Other Fees (5)	3,000	-
Total	$18,057	$3,146

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for each fiscal year as indicated. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Accounting Fees - This category includes fees paid to accountants engaged by the company for maintenance of books and records of the company on a day to day basis.

(3)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(4)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(5)	All Other Fees - This category consists of fees for other miscellaneous items.

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

CELEXUS, INC. FKA TELUPAY INTERNATIONAL, INC.

By	/s/ Lisa Averbuch
Lisa Averbuch, President, CEO, CFO, Treasurer, Secretary, Director
Celexus, Inc.

Date: March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lisa Averbuch
Lisa Averbuch, President, Principal Financial Officer, Principal Accounting Officer
Date: March 12, 2020

/s/ Lisa Averbuch
Lisa Averbuch, Director
Date: March 12, 2020

