Form 10-Q
period 2019-12-31
Celexus, Inc
filed 2020-03-12
CIK 1355559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from ________to __________

Commission File Number: 000-52069

Celexus, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0466350
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4695 Chabot Dr. - Suite 200
Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 702-747-7305

8275 S. Eastern Ave, Suite 200, Las Vegas, NV 89123
Former name, former address and former fiscal year, if changed since last report

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
Emerging Growth Company ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☒ No. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 11, 2020, there were 6,288,457 shares of Common Stock, par value $0.001 per shares outstanding.

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Celexus, Inc.

Condensed Balance Sheets

	December 31, 2019	March 31, 2019
Assets
Current assets
Cash in bank	$5,873	$44,862
Total current assets	5,873	44,862
Total assets	$5,873	$44,862

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$7,111	$3,557
Related party advances payable	79,169	58,500
Interest payable – related party	8,087	5,802
Convertible revolving demand note - related party	25,000	25,000
Total current liabilities	119,367	92,859
Total liabilities	119,367	92,859

Commitments and contingencies	—	—

Stockholders' Deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized; 6,288,457 shares issued and outstanding	6,288	6,288
Additional paid-in capital	8,878,425	8,878,425
Retained deficit	(8,998,207)	(8,932,710)
Total stockholders' deficit	(113,494)	(47,997)
Total liabilities and stockholders' deficit	$5,873	$44,862

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	3,325	2,570	7,394	3,770
Professional fees	6,995	—	55,820	48
Total operating expenses	10,320	2,570	63,214	3,818

Loss from operations	(10,320)	(2,570)	(63,214)	(3,818)

Other income (expenses)
Gain on forgiveness of liabilities	—	—	2	—
Interest expense	(784)	(712)	(2,285)	(2,078)
Total other income (expenses)	(784)	(712)	(2,283)	(2,078)

Net loss	$(11,104)	$(3,282)	$(65,497)	$(5,896)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	6,288,457	6,288,457	6,288,457	6,288,457

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended December 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2019	6,288,457	$6,288	$8,878,425	$(8,932,710)	$(47,997)
Net loss for the period	-	-	-	(53,629)	(53,629)
Balance, June 30, 2019	6,288,457	6,288	8,878,425	(8,986,339)	(101,626)
Net loss for the period	-	-	-	(764)	(764)
Balance, September 30, 2019	6,288,457	6,288	8,878,425	(8,987,103)	(102,390)
Net loss for the period	-	-	-	(11,104)	(11,104)
Balance, December 31, 2019	6,288,457	$6,288	$8,878,425	$(8,998,207)	$(113,494)

Celexus, Inc.

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended December 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2018	6,288,457	$6,288	$8,869,147	$(8,911,476)	$(36,041)
Net loss for the period	-	-	-	(1,283)	(1,283)
Balance, June 30, 2018	6,288,457	6,288	8,869,147	(8,912,759)	(37,324)
Net loss for the period	-	-	-	(1,331)	(1,331)
Balance, September 30, 2018	6,288,457	6,288	8,869,147	(8,914,090)	(38,655)
Related party gain on extinguishment of debt	-	-	9,278	-	9,278
Net loss for the period	-	-	-	(3,282)	(3,282)
Balance, December 31, 2018	6,288,457	$6,288	$8,878,425	$(8,917,372)	$(32,659)

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(65,497)	$(5,896)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,554	3,818
Increase (decrease) in interest payable	2,285	2,078
Net cash flows used in operating activities	(59,658)	—

Cash flows from investing activities:
Net cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from related party advances	20,669	—
Net cash flows from financing activities	20,669	—
Change in cash and cash equivalents	(38,989)	—
Cash and cash equivalents, beginning of period	44,862	—
Cash and cash equivalents, end of period	$5,873	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(The accompanying notes are an integral part of these financial statements)

Celexus, Inc.

Notes to Condensed Financial Statements

December 31, 2019

(Unaudited)

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

On March 27, 2019 the Board of Directors elected David Soto as COO of the corporation. As of May 20, 2019, Lisa Averbuch has resigned as President of Celexus, Inc. (the “Company”). Ms. Averbuch will continue to serve as a Director of the Company and maintains the authority to vote the shares of the Company’s majority shareholder, Global Services Unlimited Group, Inc.

Mr. Soto also to serve as Chief Executive Officer of HempWave, a hemp industry company with which the Company has entered into an agreement by which HempWave will be acquired following the completion of an appraisal

On May 13, 2019, Celexus has entered into a definitive agreement  by which it will acquire a related entity, HempWave f/k/a Bio Distributions, upon the completion of an appraisal satisfactory to management of both companies. On July 31, 2019 the Exchange Agreement between Celexus and Hempwave was Amended until January 3, 2020  subject to the conditions of the agreement. During December 2019 the date of the merger completion was subsequently changed to May 31, 2020 or sooner.

On that same date, Michael R Cashion, was hired as Chief Sales   Strategist for the corporation. Michael is a Start up Sales strategist that is focused on driving revenue. His approach in creating teams and implementing strategic plans has created strong growth in different markets. With a executive level presence, he is able work with customers, Board of Directors, and internal stake holders to drive sales and profits.

On July 31, 2019, Celexus, Inc. (the “Company”) and its affiliate, Bio Distribution, Inc. (d/b/a “HempWave”) entered into an amendment to the acquisition agreement entered in February 2019, by which the Company would acquire HempWave by issuing stock in exchange for the shares  of HempWave (the “Exchange Agreement”). The amendment includes changes to four provisions of the Exchange Agreement, and are summarized below:

1.	Section A of the Exchange Agreement is amended to provide that instead of the acquisition for $13,000,000 in Company stock, the value of the stock to be issued will be calculated by an independent appraisal;

2.	Section V.02(e) of the Exchange Agreement is amended to clarify that the due diligence investigation conducted by the Company shall include an appraisal of HempWave;

3.	Section V.03(f) of the Exchange Agreement is amended to include a corresponding change to that made in Section V.02(e) of the Exchange Agreement; and

4.	Section VI.01(c) of the Exchange Agreement is amended to extend the period for the completion of due diligence and to effect the acquisition from July 31, 2019 to January 3, 2020.

Celexus, Inc.’s business plan is to be an acquisition, management and holding company for early stage, high growth businesses and technologies in the hemp industry. The Company has developed specific criteria and standards that must be met by each acquisition candidate. Once identified, the Company will engage its team of industry professionals to perform thorough due diligence on the potential acquisition partner. Following successful due diligence, Celexus will send in its M & A team to structure and present an attractive win win proposal to the selling entity.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2019, the Company had an accumulated deficit of $8,998,207. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

European Trade Partners, LLC has advanced the corporation an additional amount of $58,500 as of March 31, 2019 and an additional $20,669 through December 2019. The advances bear no interest and are payable on demand.

NOTE 4 – Common Stock

On December 10, 2018, it was resolved by the board of director of the corporation that the name change of the corporation be changed to Celexus and that the outstanding shares of stock of the corporation be reverse split on a 1 for 90 basis without change to authorized shares. The name change and 1-90 reverse took place open of business April 9, 2019. The 1-90 reverse split has been retroactively accounted for, accordingly.

At December 31, 2019, the Company had 1,500,000,000 authorized shares of common stock with a par value of $0.001 per share and 6,287,384 shares of common stock outstanding.

NOTE 5 - Net Loss Per Share

During the nine months ended December 31, 2019 and 2018, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the nine months ended December 31, 2019 and 2018:

	Nine months Ended December 31, 2019	Nine months Ended December 31, 2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(65,497)	$(5,896)
Denominator:
Weighted average number of common shares outstanding	6,288,457	6,288,457
Basic and diluted EPS	$(0.01)	$(0.00)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible debt	33,087,462	30,802,000

NOTE 6 – Subsequent Events

On February 12, 2020, the Securities and Exchange Commission (the “SEC”) issued an order suspending trading in the common stock of Celexus, Inc. (the “Company” or “CXUS”) on the OTC Bulletin Board and OTC Link for a period of 14 days ending on February 27, 2020.  In its order, the SEC alleged that there were “questions that have been raised about the accuracy and adequacy of publicly disseminated information concerning, among other things, the company’s business combinations, related parties, relationship with its auditors, control persons, and business prospects.” Neither the Company nor Lisa Averbuch, its officer and director is aware of any untrue statements of material fact or any omission to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading, in any of the Company’s filings or press releases.

The Company has discussed the issues with the Securities and Exchange Commission and plans to address and resolve these concerns.

There has been no change to the Company’s business plan.  The Company will be seeking to have a broker or dealer publish quotations for the Company’s common stock on the OTC Bulletin Board or another interdealer quotation system, although there can be no assurance that this will be achieved.

Management has reviewed material events subsequent of the period ended December 31, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” and similar expressions or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “Celexus,” “we,” “us,” “our,” and similar terms shall refer to Celexus, Inc., a Nevada corporation.

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

We expect the proposed HempWave acquisition to be a key part of establishing the company as a leader in the hemp industry. The acquisition agreement that was executed in February 2019 is expected to be fully consummated by May 31, 2020 or sooner, providing all due diligence and market analysis confirms that moving forward will be beneficial to the company and its shareholders. As noted in the Exchange Agreement filed in February 2019 with the SEC, the deal consists of the company acquiring 100% of the outstanding shares of HempWave (formerly Bio Distribution, Inc) in exchange for common stock of the Company based on a fair market appraisal valuation.

We expect to generate operating losses and experience negative cash flows for the immediate future and it is uncertain if we will achieve future profitability. We may not have enough funds to sustain the business until it becomes profitable. The company needs $500,000 for additional capital in order to fund operations through, at a minimum, the next 12 months.

Results of Operations

Working Capital

	December 31, 2019	March 31, 2019
Current assets	$5,873	$44,862
Current liabilities	$119,367	$92,859
Working capital deficit	$(113,494)	$(47,997)

Cash Flows

	December 31, 2019	December 31, 2018
Cash flows used in operating activities	(59,658)	—
Cash flows provided by financing activities	—	—
Cash flows used in investing activities	20,669	—
Net change in cash during period	(38,989)	—

Results for the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Operating Revenues

The Company had no revenue for the three months ended December 31, 2019 or for the same period in 2018.

Cost of Revenues

The Company had no cost of revenues for the three months ended December 31, 2019 or for the same period in 2018.

General and Administrative Expenses

General and administrative expenses and professional fees, consisted primarily of consulting fees, professional fees, in preparation of a Registration Statement on Form S-1, SEC Reporting obligations and accounting expenses. For the three months ended December 31, 2019 and December 31, 2018, general and administrative expenses increased to $10,320 from $2,570 for the same period in 2018 representing an increase of $7,750 or 301%. The $7,750 increase is primarily attributable to an increase in professional fees due to the filing of the Registration Statement on Form S-1.

Other Income (Expense)

Other income (expense) consisted of interest income from third-party notes. For the three months ended December 31, 2019, there was a $784 loss from interest on the third-party notes. There was a $712 loss on interest for the same period in 2018.

Net Income (loss)

Our net loss for the three months ended December 31, 2019, was $11,104 compared with net loss of $3,282 for the three months ended December 31, 2018, an increase of $7,822 or 238%. The net loss is influenced by the matters discussed above.

Results for the Nine Months Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018

Operating Revenues

The Company had no revenue for the nine months ended December 31, 2019 or for the same period in 2018.

Cost of Revenues

The Company had no cost of revenues for the nine months ended December 31, 2019 or for the same period in 2018.

Operating Expenses

General and administrative expenses and professional fees consisted primarily of consulting fees, professional fees, in preparation of a Registration Statement on Form S-1, SEC Reporting obligations and accounting expenses. For the nine months ended December 31, 2019 and December 31, 2018, general and administrative expenses increased to $63,214 from $3,818 for the same period in 2018 representing an increase of $59,396 or 1,556%. The $59,396 increase is primarily attributable to an increase in professional fees in relation to the Company filing its Registration Statement on Form S-1.

Other Income (Expense)

Other income (expense) consisted of interest income from third-party notes. For the nine months ended December 31, 2019, there was a $2,285 loss from interest on that third-party notes. There was a $2,078 loss on interest for the same period in 2018.

Net Income (loss)

Our net loss for the nine months ended December 31, 2019, was $65,497 compared with net loss of $5,896 for the nine months ended December 31, 2018, an increase of $59,601 or 1,011%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties and third parties, through capital investment and borrowing of funds.

At December 31, 2019, the Company had total current assets of $5,873 compared to $44,862 at December 31, 2018. Current assets consisted primarily of cash. The decrease in current assets $38,989 was primarily attributed to an increase in corporate expenses.

At December 31, 2019, the Company had total current liabilities of $119,367 compared to $92,859 at December 31, 2018. Current liabilities consisted primarily of the accrued expenses to a related party and notes payable to third parties. The increase in our current liabilities was attributed to the increase in the amounts owed to a related party of $79,169 and the increase in accounts payable and accrued expenses of $7,111.

We had negative working capital of $113,494 as of December 31, 2019 compared to $47,997 as of December 31, 2018, an increase of $65,497 or 134%.

Our operations will not fully commence until we complete our acquisition of HempWave by fulfilling the Exchange Agreement with HempWave prior to the end of July 2019. Pursuant to the Exchange Agreement, we will issue Common Stock in the amount to be determined during the due diligence process to HempWave as compensation. Over the course of the current fiscal year ending March 31, 2020, we intend to explore various fundraising methods available to us to replenish the company’s cash reserves and to expand its operations. The company needs $500,000 for additional capital in order to fund operations through, at a minimum, the next 12 months.

Cash Flow from Operating Activities

During the nine months ended December 31, 2019, cash used in operating activities was $65,497 compared to $5,896 for the nine months ended December 31, 2018. The increase in the amounts of cash used for operating activities was primarily due to the increase in general and administrative expenses in relation to preparing and filing of the Registration Statement on Form S-1.

Cash Flow from Investing Activities

There were no investing activities for the nine months ended December 31, 2019 or for the nine months ended December 31, 2018.

Cash Flow from Financing Activities

During the nine months ended December 31, 2019, cash provided by financing activity was $20,669 compared to $nil provided during the nine months ended December 31, 2018.

Quarterly Developments

None.

Subsequent Developments

On February 12, 2020, the Securities and Exchange Commission (the “SEC”) issued an order suspending trading in the common stock of Celexus, Inc. (the “Company” or “CXUS”) on the OTC Bulletin Board and OTC Link for a period of 14 days ending on February 27, 2020.  In its order, the SEC alleged that there were “questions that have been raised about the accuracy and adequacy of publicly disseminated information concerning, among other things, the company’s business combinations, related parties, relationship with its auditors, control persons, and business prospects.” Neither the Company nor Lisa Averbuch, its officer and director is aware of any untrue statements of material fact or any omission to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading, in any of the Company’s filings or press releases.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of the nine months ended December 31, 2019, the Company has a net loss of $65,497, an accumulated deficit of $8,998,207 and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern during the next fiscal year, the Company if it does not raise enough funds the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. We may not have enough funds to sustain the business until it becomes profitable. The company needs $500,000 for additional capital in order to fund operations through, at a minimum, the next 12 months.

Future Financings.

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our business plan of entering the hemp, production and sales industry.

Since inception, we have financed our cash flow requirements through issuance of common stock and loans to third parties. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we will need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our business model and website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies.

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management regularly evaluates the accounting policies and estimates that are used to prepare the financial statements. A complete summary of these policies is included in Note 1 of the Company’s audited financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we have elected to not provide quantitative and qualitative disclosures about market risk in accordance with Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended December 31, 2019.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended December 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 12, 2020, the Securities and Exchange Commission (the “SEC”) issued an order suspending trading in the common stock of Celexus, Inc. (the “Company” or “CXUS”) on the OTC Bulletin Board and OTC Link for a period of 14 days ending on February 27, 2020.  In its order, the SEC alleged that there were “questions that have been raised about the accuracy and adequacy of publicly disseminated information concerning, among other things, the company’s business combinations, related parties, relationship with its auditors, control persons, and business prospects.” Neither the Company nor Lisa Averbuch, its officer and director is aware of any untrue statements of material fact or any omission to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading, in any of the Company’s filings or press releases.

The Company has discussed the issues with the Securities and Exchange Commission and plans to address and resolve these concerns.

There has been no change to the Company’s business plan.  The Company will be seeking to have a broker or dealer publish quotations for the Company’s common stock on the OTC Bulletin Board or another interdealer quotation system, although there can be no assurance that this will be achieved.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial and Accounting Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEXUS, INC.

By	/s/ Lisa Averbuch
Lisa Averbuch, President, CEO, CFO, Treasurer, Secretary, Director
Celexus, Inc.

Date: March 12, 2020

