Form 10-Q/A
period 2019-12-31
Celexus, Inc
filed 2020-05-26
CIK 1355559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

4695 Chabot Drive - Suite 200
Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

702-747-7305
(Registrant’s telephone number, including area code)

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

1

  Explanatory Note

We are filing this Amendment No.1 to our Form 10-Q for the fiscal period ended December 31, 2019, for the purposes of updating our shares outstanding numbers in order to reflect the 1-90 reverse split and to clarify the details and status of the Hempwave transaction as well as other disclosures related to the appointment and resignations of our Officers and Directors. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, and 32.1. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and our other SEC filings subsequent to the filing of the Original 10-Q.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Celexus, Inc.

Condensed Balance Sheets

	December 31, 2019	March 31, 2019
Assets	(unaudited)
Current assets
Cash in bank	$5,873	$44,862
Total current assets	5,873	44,862
Total assets	$5,873	$44,862

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$7,111	$3,557
Related party advances payable	79,169	58,500
Interest payable – related party	8,087	5,802
Convertible revolving demand note - related party	25,000	25,000
Total current liabilities	119,367	92,859
Total liabilities	119,367	92,859

Commitments and contingencies	—	—

Stockholders' Deficit
Common stock: $0.09 par value; 1,500,000,000 shares authorized; 6,288,457 shares issued and outstanding	628,738	628,738
Additional paid-in capital	8,255,975	8,255,975
Retained deficit	8,998,207	8,255,975
Total stockholders' deficit	(113,494)	(47,997)
Total liabilities and stockholders' deficit	$5,873	$44,862

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

Celexus, Inc.

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended December 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2019	6,288,457	$628,738	$8,255,975	$(8,932,710)	$(47,997)
Net loss for the period	-	-	-	(53,629)	(53,629)
Balance, June 30, 2019	6,288,457	628,738	8,255,975	(8,986,339)	(101,626)
Net loss for the period	-	-	-	(764)	(764)
Balance, September 30, 2019	6,288,457	628,738	8,255,975	(8,987,103)	(102,390)
Net loss for the period	-	-	-	(11,104)	(11,104)
Balance, December 31, 2019	6,288,457	$628,738	$8,255,975	$(8,998,207)	$(113,494)

Celexus, Inc.

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended December 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2018	6,288,457	$628,738	$8,246,697	$(8,911,476)	$(36,041)
Net loss for the period	-	-	-	(1,283)	(1,283)
Balance, June 30, 2018	6,288,457	628,738	8,246,697	(8,912,759)	(37,324)
Net loss for the period	-	-	-	(1,331)	(1,331)
Balance, September 30, 2018	6,288,457	628,738	8,246,697	(8,914,090)	(38,655)
Related party gain on extinguishment of debt	-	-	9,278	-	9,278
Net loss for the period	-	-	-	(3,282)	(3,282)
Balance, December 31, 2018	6,288,457	$628,738	$8,255,975	$(8,917,372)	$(32,659)

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

On March 27, 2019 the Board of Directors elected David Soto as COO of the corporation.

Mr. Soto also to serve as Chief Executive Officer of HempWave, (f/k/a Bio Distributions, Inc.) a hemp industry company with which the Company has entered into an agreement by which HempWave will be acquired following the completion of an appraisal

On May 13, 2019, Celexus has entered an amendment to the February 2019, exchange agreement (“Exchange Agreement”); wherein, the Company will acquire a related entity, HempWave , contingent upon the completion of an appraisal satisfactory to management of both companies.

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

On May 20, 2019 the Board of Directors elected David Soto as President, and the Sole Officer of the corporation. As of May 20, 2019, Lisa Averbuch has resigned as President of Celexus, Inc. (the “Company”). Ms. Averbuch will continue to serve as a Director of the Company and maintains the authority to vote the shares of the Company’s majority shareholder, Global Services Unlimited Group, Inc.

On July 31, 2019, Celexus, Inc. (the “Company”) and an related party, HempWave entered into a further amendment to the Exchange Agreement entered in February 2019,through the Exchange Agreement. . The July 31, 2019, amendment includes changes to four provisions of the Exchange Agreement, and are summarized below:

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

On October 22, 2019, David Soto resigned as the Sole Officer of the Company. On October 22, 2019, Ms. Averbuch was appointed as the Sole Officer and Director of the Company.

On December 30, 2019, the Company and Hempwave announced their intentions to replace the Exchange Agreement with Hempwave and restructure that Exchange Agreement into a stock purchase of the Company’s controlling shares from our President, Ms. Averbuch and set the record date of the completion of the stock purchase (“Stock Purchase Agreement”) to an estimated date of May 31, 2020 or sooner.

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

At December 31, 2019, the Company had 1,500,000,000 authorized shares of common stock with a par value of $0.09 per share and 6,287,384 shares of common stock outstanding.

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

On May 20, 2020, the Company and Hempwave, Inc., due to economic conditions and material changes to the Company, the Company and Hempwave, have decided to terminate the contemplated Stock Purchase Agreement by and between the Companies.

On May 22, 2020, The Company has determined not to proceed with its proposed initial offering at this time because the Company has determined that pursuing the public offering at this time is not in the best interests of the Company.  Because the Company does not intend to proceed with the proposed offering at this time, the Company believes that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors.

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

Quarterly Developments

On October 22, 2019, David Soto resigned as the Sole Officer of the Company. On October 22, 2019, Ms. Averbuch was appointed as the Sole Officer and Director of the Company.

On December 30, 2019, the Company and Hempwave announced their intentions to replace the Exchange Agreement with Hempwave and restructure that Exchange Agreement into a stock purchase of the Company’s controlling shares from our President, Ms. Averbuch and set the record date of the completion of the stock purchase (“Stock Purchase Agreement”) to an estimated date of May 31, 2020 or sooner.

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

On May 20, 2020, the Company and Hempwave, Inc., due to economic conditions and material changes to the Company, the Company and Hempwave, have decided to terminate the contemplated Stock Purchase Agreement by and between the Companies.

On May 22, 2020, The Company has determined not to proceed with its proposed initial offering at this time because the Company has determined that pursuing the public offering at this time is not in the best interests of the Company.  Because the Company does not intend to proceed with the proposed offering at this time, the Company believes that withdrawal of the Registration Statement is consistent with the public interest and the protection of investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial and Accounting Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELEXUS, INC.

Date: May 26, 2020	By:	/s/ Lisa Averbuch
	Name:	Lisa Averbuch
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

