Form 10-K
period 2020-03-31
Celexus, Inc
filed 2021-09-28
CIK 1355559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Registrant’s Phone: 702-675-8003

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ ☐ No

As of September 8, 2021, the registrant had 16,538,457 shares of common stock issued and outstanding. No change from prior periods.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-Q filed on April 3, 2019.

Explanatory Note:

The 10-K for Fiscal Year Ending 03/2020 filed today, has not been audited by the PCAOB auditor due to time constraints.  We will file an amendment with audited reports, as soon as possible.

The Company’s 10-K  for Fiscal year Ending 03/2020 is being filed now, we understand it’s incomplete and not unaudited, however, we will file an Amendment as soon as possible.  We are the new owners of the company, and we are working our way to prepare the following late filings from prior ownership.  The following reports are being worked on to be prepared for filing.

10-K  - Fiscal Year Ending 03/31/2020 (Filed on 9/28/2020 – Filed, Unaudited/Unreviewed, Amendment to follow)

10-Q – 06/30/2020  (not filed)

10-Q – 09/30/2020  (not filed)

10-Q – 12/31/2020  (not filed)

10-K -  Fiscal Year Ending 03/31/2021 (not filed)

10-Q-  06/31/2020 (not filed)

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this annual report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	overall strength and stability of general economic conditions and of the hemp and cannabis industry more specifically, both in the United States and globally;

●	changes in the competitive environment;

●	our ability to generate consistent revenues;

●	our ability to effectively execute our business plan;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to our company;

●	our ability to maintain quality control over our operations;

●	costs and risks associated with litigation;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	other risks described from time to time in periodic and current reports that we file with the Securities and Exchange Commission (“Commission”).

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

The acquisition of Hempwave was finalized July 19, 2019 with 4 provisions.

Section A. - Instead of the acquisition for $13,000,000 in Company Stock, the value of the stock to be issued will be calculated by an independent appraisal.

Section V.02 – Agreement is amended to clarify that the due diligence investigation conducted by the Company shall include the appraisal of HempWave.

Section V.03 – Amended to include a corresponding change to that made in Section V.02 of the Exchange Agreement.

Section V1.01 – Amended to extend the period for the completion of the due diligence and to effect the acquisition from July 31, 2019 to January 3, 2020.

On October 22, 2019 David Soto resigned as President and Lisa Averbuch became the Sole Officer and Director of the Company. On December 30, 2019 Celexus and Hempwave announce their intentions to replace the Exchange agreement with Hempwave, and restructure the Exchange Agreement into a stock purchase to an estimated date of May 31, 2020 or sooner.

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

On February 12, 2020 the company was suspended by the SEC, and on May 20, 2020 The Stock purchase Agreement between Celexus and Hempwave was terminated. On May 22, 2020 Withdrawal of Registration statement was filed and IPO was terminated. After This date no further activity was performed by the company, it’s owners and Shareholders. This and all subsequent delinquent reports are being filed by the new owners of Celexus Inc. which was acquired on July 15, 2021.

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

We expect that more uses will be realized following new research and development that has only recently become possible after the enactment of the 2018 Farm Bill. The New Celexus, Inc. is also seeking new opportunities available for the growth of hemp, and various ways to use current technology to be the forefront of the hemp industry by utilizing new resources.

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

Seeds and Clones Products

As part of stage one, we intend to acquire state law compliant entities that will be able to cultivate help and produce seeds and clones for other cultivators. This is still valid for our newly formed company that is the new Celexus, Inc.

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

Initial Acquisition

In February 2019, we entered into an agreement to acquire Bio Distribution, Inc., which recently has been renamed to HempWave. The acquisition price is $13,000,000 worth of our stock and $1. HempWave and Celexus, Inc. are under common control. However, we do not anticipate the acquisition will be completed until we receive a full appraisal of HempWave. The acquisition terms include a due diligence period through July 31, 2019. If we are not satisfied with the results of the due diligence, then no acquisition will occur. We also note that the acquisition price could be increased if the appraisal determines that HempWave valuation is significantly higher than $13,000,000.

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

At the time HempWave was a suitable acquisition target. In addition to its current strains and growing space, HempWave has received all five industrial hemp licenses issued by the State of Arizona. The licenses include:

●	Nursery License —allows the licensee to propagate eligible seed and propagative materials for planting for a licensed grower. A licensed nursery may not grow industrial hemp for harvesting purposes, unless also licensed as a grower.

●	Grower License —allows the licensee to: 1) obtain seed or propagative materials for planting; 2) possess authorized seed and/or propagative materials for planting; 3) cultivate hemp; 4) harvest hemp; 5) possess and store harvested hemp; and 6) transport harvested hemp for processing.

●	Harvester License —allows the licensee to harvest an eligible industrial hemp crop for a licensed grower.

●	Transporter License —allows the licensee to transport a harvested industrial hemp crop for a licensed grower.

●	Processor License —allows the licensee to: 1) engage in the processing, handling, and storage of industrial hemp or hemp seed at one or more authorized locations in the state; and 2) sell, distribute, transfer, or gift any products processed from harvested hemp that is not restricted by rule or law.

As of December 30, 2019 Celexus and Hempwave announced their intentions to replace the Exchange agreement with Hempwave, and restructure the Exchange Agreement into a stock purchase of the Company’s controlling shares from the President, Ms. Averbuch and set the record date of the completion of the stock purchase to an estimated date of May 31, 2020, or sooner. However, due to SEC suspension of Celexus, this partnership never came to fruition.

On May 20, 2020 the stock purchase Agreement by and between Celexus and Hempwave was terminated and the withdrawal of Registration statement and IPO termination occurred on May 22, 2020. After which the company had no further activities until July 15, 2021 when Celexus was acquired by the new owner, and since then has paid the most of the debts of company and brought company to an active status.

Employees

As of June 1, 2019, we have one full time employee with Celexus, Inc, our President, David Soto, who is engaged as a contractor. As of May 22, 2020 there were no full-time employees for Celexus.

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

Implications of being an Emerging Growth Company

As a company with less than $2.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;

●	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;

●	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting;

●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

●	reduced disclosure about our executive compensation arrangements.

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

We would cease to be an emerging growth company upon the earliest of:

●	the first fiscal year following the fifth anniversary of the filing of our Form 10;

●	the first fiscal year after our annual gross revenues are $2 billion or more;

●	the date on which we have, during the previous three-year period, issued more than $2 billion in non-convertible debt securities; or

●	as of the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

As of February 12, 2020, the company was suspended for any Trading.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently there are no equity compensation plans in place.

Recent Sales of Unregistered Securities

During the years ended March 31, 2020, 2019 and 2018, the company has not sold any securities in unregistered offerings.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the fiscal years ended March 31, 2019 and March 31, 2020 should be read in conjunction with our financial statements and the related notes, included in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Celexus seized operation after SEC suspension on February 12, 2020. Celexus, Inc. was acquired on July 15, 2021. The new company will provide it’s new plans in the proper reporting period in Q3 2021.

Overview

We intend to become a key supplier of high grade CBD hemp seeds and clones to international farmers entering the market. The quality, durability, performance and certification on hemp seeds and clones will determine their value. Our seeds will ultimately be bio-engineered to grow large, robust crops, durable to a wide range of weather and altitude and contain some of the highest percentages of CBD on the market. Our genetic improvement strategy includes the following objectives:

●	High yield
●	Minimal male contamination
●	Premium market quality
●	Reliable low levels of THC content
●	Continual development of new improvements to our strains of hemp seeds and clones

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

For the fiscal years ended March 31, 2020 and 2019, the company did not record any revenue and the expenses were $5,873, $18,445 and $3,793, respectively. During the fiscal year ended March 31, 2020, our principal expense was professional fees for legal and accounting expenses related to Exchange Act reporting requirements which were incurred balances from previous years.

In addition, for the fiscal years ended March 31, 2020 and 2019, we recorded $3,078 and $2,791 in interest expenses, respectively. While the fiscal year ended March 31, 2018 included a gain on forgiveness of liabilities in the amount of $16,030, the fiscal year ended March 31, 2019 only saw a similar gain of $2 and no gain for fiscal year ended March 31, 2020.

As a result of the foregoing, the company experienced a net loss of $21,234 for the year ended March 31, 2019, and a net loss of $65,497 for the year ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2020 there is $0 in current assets, vs. $44,862 in current assets March 31, 2019. There is $0 in the bank account as current assets vs. 2019 which the entire $44,862 consisted of cash deposited into the bank account. Current liabilities at March 31, 2020 totaled $114,287 compared to $92,859 at March 31, 2019. The increase in current liabilities was primarily the result of additional notes payable, totaling $20,669. This loans do not bear any interest, and are payable on demand.

The goal was to complete the acquisition of HempWave by fulfilling the Exchange Agreement with HempWave prior to the end of July 2019, however the Company seized operation in February 2020 and the agreement never went into effect. The agreement was Pursuant to the Exchange Agreement, to issue Common Stock in the amount of $13,000,000 to HempWave as compensation.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celexus, Inc. (the “Company”) as of March 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

July 15, 2019

CELEXUS, INC.

(formerly Telupay International, Inc.)

Balance Sheets

	March 31,
	2020	2019
ASSETS
Current assets
Cash in Bank	$0	44,862
Total assets	$0	$44,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,238	$3,557
Related Party notes	$79,169	$58,500
Interest payable	$8,880	$5,802
Convertible Revolving Demand Note	$25,000	$25,000
Total current liabilities	$114,287	$92,859

Total liabilities	$114,287	$92,859

Commitments and contingencies

Stockholders’ deficit
Common stock: $0.001 par value; 1,500,000,000 shares authorized, and 565,864,527 outstanding at March 31, 2019 and 2018, respectively	$6,288	$6,288
Additional paid-in capital	$8,878,425	$8,878,425
Retained deficit	$(8,999,000)	$(8,932,710)
Total stockholders’ deficit	$(114,287)	$(44,862)
Total liabilities and stockholders’ deficit	$0	$44,862

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.
(formerly Telupay International, Inc.)
Statements of Operations

	Years Ended March 31,
	2020	2019

Revenue	$0	$0

Operating expense
Selling, general and administrative	$0	$5,145
Professional Fees	$5,873	13,300
Total operating expense	$5,873	$18,445

Loss from operations	$(5,873)	$(18,445)

Other income (expense)
Gain on forgiveness of liabilities	$0	$2
Interest expense	$(3,078)	$(2,791)
Accretion of debt discount	$0	$0
Total other income (expense)	$(3,078)	$(2,791)

Net loss	$(8,951)	$(21,234)

Basic and Diluted Loss per Common Share	$(0)	$0

Weighted average number of common shares outstanding - basic and diluted	6,228,457	6,228,457

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.

(formerly Telupay International, Inc.)

Statements of Stockholders’ Deficit

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Deficit
Balance, March 31, 2016	1,844,012	$1,844	$8,713,591	$(8,731,402)	$(15,967)

Common stock issued in connection with custodianship	4,444,445	4,444	155,556)	—	160,000
Net loss for the year ended March 31, 2017	—	—	—	(189,773)	(189,773)
Balance, March 31, 2017	6,288,457	6,288	8,869,147	(8,921,175)	(45,740)

Net loss for the year ended March 31, 2018	—	—	—	9,699	9,699
Balance, March 31, 2018	6,288,457	$6,288	$8,869,147	$(8,911,476)	$(36,041)

Related Party Gain on Extinguishment of Debt			$9,278		$9,278
Net loss for the year ended March 31, 2019	—	—	—	(21,234)	(21,234)
Balance, March 31, 2019	6,288,457	$6,288	$8,878,425	$(8,932,710)	$(47,997)
Net loss for the year ended March 31, 2020				(65,497)	(65,497)
Balance, March 31, 2020	6,288,457	$6,288	$8,878,425	$(8,998,207)	(113,494)

(The accompanying notes are an integral part of these financial statements)

CELEXUS, INC.

(formerly Telupay International, Inc.)

Statements of Cash Flows

	Years Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(65,497)	$(21,234)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(5,873)	(4,473)
Increase (decrease) in related party notes	20,668	58,500
Increase (decrease) in interest payable	3,078	2,791
Related party forgiveness of debt	—	9,278
Net cash flows used in operating activities	23,746	44,862
Cash flows from financing activities
Net cash flows from financing activities	—	—
Change in cash and cash equivalents	23,746	44,862
Cash and cash equivalents at beginning of period	44,862	—
Cash and cash equivalents at end of period	$68,608	$44,862
Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$—	$—

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

On February 12, 2020 SEC suspended trading activity for 14 days. Subsequently, in May 20, 2020 The Stock purchase Agreement by and between Celexus and Hempwave was terminated, and on May 22, 2020 the IPO was terminated.

Going Concern

 The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $8,932,710 and subsequently the accumulated deficit of $8,998,207 as of March 31, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. Celexus, Inc. seized operations in May 22, 2020.

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

During the years ended March 31, 2020 and 2019, the Company recognized $3,078 and $2,791 of interest expense related to the Convertible Debenture.

A shareholder who is a related party has loaned the corporation $58,500 as of March 31, 2019. The note bears no interest and is payable on demand.

Also see “Note 7” – Related Party Transactions.”

NOTE 4 – Common Stock

At March 31, 2020, the Company had 1,500,000,000 authorized shares of common stock with a par value of $0.001 per share and 6,288,457 shares of common stock outstanding.

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

Following is the computation of basic and diluted net loss per share for the years ended March 31, 2019 and 2018:

	Years Ended March 31,
	2020	2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders’	$(65,497)	$(21,234)
Denominator:
Weighted average number of common shares outstanding	6,288,457	6,288,457
Basic and diluted EPS	$(0.00)	$0.00

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at March 31, 2018 and 2017 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$5,877,615	$5,812,118
Statutory tax rate	21%	21%
Total deferred tax assets	1,234,299	1,220,545
Less: valuation allowance	(1,234,299)	(1,220,545)
Net deferred tax asset	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $13,754 for the year ended March 31, 2020. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at March 31, 2020 available to offset future federal taxable income, if any, of $5,877,615. Accordingly, there is no tax expense for the years ended March 31, 2020 and 2019.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended March 31, 2020 and 2019.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate of 21% to pre-tax loss for the years ended March 31, 2020 and 2019 is as follows:

	2020	2019
Federal Statutory Rate	$13,754	$4,459
Nondeductible expenses	—	—
Change in allowance on deferred tax assets	13,754	4,459
	$—	$—

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

Also see “Note 3” – Debt Related Party.”

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2020 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

On October 22, 2019 David Soto had resigned as the President of the company and Lisa Averbuch was appointed Sole Officer and Director of the company.

On February 12, 2020 SEC suspended all trading activities for Celexus, and on May 20, 2020 The Stock purchase Agreement between Celexus and Hempwave got terminated.

On May 22, 2020 The IPO was terminated and the Registration Statement was Withdrawn and the company seized activity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 27, 2019, the company terminated MICHAEL GILLESPIE & ASSOCIATES, PLLC (“Gillespie”) as its registered independent public accountant.

Gillespie’s reports on the financial statements for the periods ended March 31, 2017 and March 31, 2018, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the company’s ability to continue as a going concern.

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

On March 27, 2019, the company engaged BF Borgers, CPA PC (“BF Borgers”), situated at 5400 W Cedar Ave, Lakewood, CO, USA 80226 (Ph: 303-953-1454, Fax: 720-251-8836; Website: www.bfbcpa.us), as its new registered independent public accountant. The company has engaged BF Borgers to act as the company’s independent accountant going forward.

During the periods ending March 31, 2017 and March 31, 2018, and prior to March 27, 2019 (the date of the new engagement), we did not consult with BF Borgers regarding:

●	The application of accounting principles to a specified transaction;

●	The type of audit opinion that might be rendered on the company’s financial statements by BF Borgers, in either case where written or oral advice provided by BF Borgers would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues; or

●	Any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Note: The Executive Officers and Directors of the company have resigned and this reporting is done after the company was sold and new officers took over July 15, 2021. As of this date, David Soto and Lisa Averbuch are not the Executive Officers of the company and will not be signing off on these reports.

Upon Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Executive Officers
David Soto – (Resigned October 22, 2019)	52	President, CEO
Rafael Yermazian – (New Officer as of July 15, 2021	48	President

Directors
Lisa Averbuch (Terminated company May 2020)	65	CFO, Treasurer, Secretary, Director
Rafael Yermazian – (Current Director as of July 15, 2021)	48	Director

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

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal year ended March 31, 2020, no salary compensation was incurred.

The following table sets forth certain information concerning the annual and long-term compensation of our President and our other executive officers for the last two fiscal years.

			(a)	(b)	(c)
				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Lisa Averbuch, President	2018	$0	$0	$0	$0	$0
	2019	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 8, 2021, certain information concerning the beneficial ownership of our Common Stock by: (i) each stockholder known by us to own beneficially 5% or more of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership:

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

* Lisa Averbuch is the control person of Global Services Unlimited Group, Inc. and Kings Gate Management Inc.

The Control Shares will be transferred to the new Officer of the company in September/October of 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2019, the company and Bio Distribution, Inc., now operating as HempWave, executed the Exchange Agreement included as Exhibit 10.1, which provides for the acquisition of HempWave as a wholly owned subsidiary of the company. In exchange for the currently issued shares of HempWave, the company will issue shares of common stock of the company valued at $13,000,000. This acquisition is a related party transaction as both the company and HempWave have common majority ownership and management. The company intends to complete the acquisition following the completion of a due diligence review of HempWave before July 31, 2019. This Exchange Agreement is included as an exhibit to this Annual Report. This agreement was terminated on May 20, 2020.

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

The company Seized operation in May 2020

Director Independence

The company currently has one director, Lisa Averbuch. Ms. Averbuch is the control person of Global Services Unlimited Group, Inc., which owns 32.9% of the company’s Common Stock, and Kings Gate Management Inc., which owns 15.1% of the company’s Common Stock. As of

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended March 31, 2019 and 2018:

	For the Fiscal Years ended March 31
	2020	2019
Audit Fees (1)
Gillespie	$0	$3,350
BF Borgers (did not render any audit-related services for fiscal 2019 and 2018, respectively and, accordingly, did not bill for any such services)	0	1,500
Accounting Fees (2)
Frontline Accounting	0	3,800
VIP Accounting Solutions	0	1,650
Audit-related Fees (3)	0	4,757
Tax Fees (4)	0	—
All Other Fees (5)	5,873	3,000
Total	$5,873	$18,057

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for each fiscal year as indicated. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Accounting Fees - This category includes fees paid to accountants engaged by the company for maintenance of books and records of the company on a day to day basis.

(3)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(4)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(5)	All Other Fees - This category consists of fees for other miscellaneous items.

Audit Committee Pre-Approval Policies

We have not established an audit committee comprised of independent directors nor has it adopted any pre-approval policies.

ITEM 15. EXHIBITS, FINANICIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation*
3.2	Certificate of Amendment to the Articles of Incorporation*
3.3	Bylaws of the Registrant*
10.1	Exchange Agreement between Celexus, Inc. and Bio Distribution, Inc.*
10.2	Promissory Note Dated September 11, 2018 with Gold Partners*
10.3	Promissory Note Dated January 17, 2019 with Global Services Unlimited Group*
10.4	Promissory Note Dated January 28, 2019 with Global Services Unlimited Group*
10.5	Promissory Note Dated February 27, 2019 with Global Services Unlimited Group*
13.1	Quarterly Report Filed on Form 10-Q for the quarterly period ended December 31, 2018*
31.1	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of President pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELEXUS, INC. FKA TELUPAY INTERNATIONAL, INC.

By	Rafael Yermazian
President – (Current)
Celexus, Inc.

Date:	September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rafael Yermazian
Rafael Yermazian, Presidsent, Director
Date: September 28,2021

